Form 10-K
period 2018-12-31
Webstar Technology Group Inc.
filed 2019-05-14
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Webstar Technology Group, Inc.
(Name of Registrant As Specified In Its Charter)

Wyoming	333-222325	37-1780261
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4231 Walnut Bend Jacksonville, Florida 32257	32257
(Address of principal executive offices)	(Zip Code)

(800) 608-6344

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of May 14, 2019, the registrant had 114,300,000, shares of its common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS.

The Company

We were incorporated under the laws of the State of Wyoming on March 10, 2015. We have been operating the Webstar eCampus website since we acquired it on May 12, 2018. This website is an affordable, virtual online education and e-learning technology that allows the possibility of almost any organization to offer educational services online. Previously, we had been focused in large part on organizational activities, plans to fully commercialize the Webstar eCampus website and the development of plans to license the Gigabyte Slayer, a retail mobile application, and WARP-G software, a business to business software solution that is designed to transmit more data over existing data streams to more efficiently deliver live video streams, video downloads and large data files by using new proprietary data compression technology. We plan to complete these license transactions using a portion of the proceeds to be raised in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. The offering has not yet commenced. Further, there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned.

Our principal office is located at 4231 Walnut Bend, Jacksonville, Florida 32257 and our telephone number is (800) 608-6344. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Purchase of Webstar eCampus Assets

On June 30, 2017 we entered into an Intellectual Property Purchase Agreement with Webstar Networks Corporation (“Webstar Networks”), a related party for which our founder, James Owens, controls the voting rights, (the “IP Purchase Agreement”). Under the terms of this agreement, we purchased all intellectual property associated with the eCampus software and website www.webstarecampus.com (information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this report) and other assets associated with the operation of this website. We refer to these assets as the “Webstar eCampus” assets. On May 12, 2018, we entered into an amendment to the IP Purchase Agreement whereby we completed the purchase of the Webstar eCampus assets and issued 17,000,000 shares of our unregistered common stock and a promissory note in the principal amount of $675,000 payable upon completion of a sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. The offering has not yet commenced. Further, there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note.

Letter of Intent to License Gigabyte Slayer Software

On September 28, 2018, we entered into a Second Amended and Restated Letter of Intent with Soft Tech Development Corporation, (“Soft Tech”), a related party that is wholly owned by our founder and controlling shareholder James Owens, to the Amended and Restated Letter of Intent dated October 26, 2017 to exclusively license its Gigabyte Slayer software and further develop and commercialize it throughout the world. In addition, the license agreement will include a clause that provides that if at any time Soft Tech develops or creates a software solution that it seeks to commercialize by way of marketing, selling or licensing to a third party (the “Future Software Products”), Soft Tech must first offer the Future Software Products to the Company on the same terms that Soft Tech seeks from a third party. Should the Company be unwilling or unable to enter into an agreement with Soft Tech to purchase or license the Future Software Products within 60 days from receipt of written notice of the offer from Soft Tech, then Soft Tech may sell or license the Future Software Products to a third party upon the same terms and conditions offered by Soft Tech to the Company. Upon entering into a license agreement with Soft Tech, we agreed to pay them a recurring license fee equal to 12% of the gross proceeds from the subsequent sale or licensing of the software. The Second Amended and Restated Letter of Intent provides that we must enter into the software agreement no later than 90 days after our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. The offering has not yet commenced. Further, there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. The closing is conditioned upon us entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason.

Letter of Intent to License Warp-G Software

On September 28, 2018, we entered into a Second Amended and Restated Letter of Intent with Soft Tech, a related party, to exclusively license its WARP-G software and further develop and commercialize it throughout the world. Upon entering into a license agreement with Soft Tech, we agreed to pay them a recurring license fee equal to 12% of the gross proceeds from our subsequent sale or licensing of the software. The Second Amended and Restated Letter of Intent provides that we must enter into the software agreement no later than 90 days after our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. The offering has not yet commenced, Further, there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. The closing is conditioned upon us entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason.

Technology Services Agreement

We plan to enter into a technology services agreement with Soft Tech to support our information technology operations, including the development and support of the Gigabyte Slayer software, the WARP-G software and the Webstar eCampus assets once we complete the license of these software applications. We plan to pay Soft Tech a fee for this service that is comprised of cash in the amount of $500 per month per employee for user support and network operations and $10,000 per month for Tier III technical support for the Gigabyte Slayer, WARP-G and Webstar eCampus software. In addition, we plan to award Soft Tech an option to purchase 15,000,000 shares of our common stock when we enter into the technology services agreement following the license of the Gigabyte Slayer and WARP-G software solutions. The stock options would vest 20% on each anniversary of the award date and expire 10 years after the date they are awarded. These terms will be included in a technology services agreement we plan to enter into in conjunction with the completion of the Gigabyte Slayer and WARP-G software licenses. No agreement has been entered into as of the date of this report.

Our Planned Products and Services and Operation of Webstar eCampus

Gigabyte Slayer Software

Gigabyte Slayer is a distinct mobile application created to enable users to transmit more data over existing data streams to optimize data usage across mobile devices including smartphones and tablets. The application is designed to eliminate video streaming delays and reduce customers’ data plan bandwidth usage from any 3G or 4G LTE cell phone network provider. The application is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology. This technology significantly reduces the data package size and enhances the data traffic control between cell phone provider data downloads and uploads to customers’ mobile devices.

Web browsers perform various levels of caching data, the practice of storing data in and retrieving data from a memory device. Unfortunately, many use unsophisticated cache control capabilities. In comparison, Gigabyte Slayer data compression is capable of optimizing the high bandwidth downloads and returns the data to users’ mobile devices. This process is expected to dramatically reduce the data bandwidth needed when watching online videos, playing online games, or simply downloading large data files. The service is targeted to enter the mobile device market by offering application downloads with a monthly service fee. A smartphone and tablet user utilizing the Gigabyte Slayer application is expected to be able to decrease their data usage on their current data plan, at no additional cost, from their cell phone provider. Further, Gigabyte Slayer is designed to eliminate downloads “buffering” currently experienced by many current applications.

WARP-G Software

WARP-G is a business to business software solution that companies can use on an enterprise wide basis to transmit more data over existing data streams to optimize their data usage. The software is designed to enable enterprise users to deliver faster data streams, experience shorter download/upload times and increase the volume and speed of the data. The software is designed to create less congestion and increase the speed of packets being delivered more efficiently by using new proprietary data compression technology. This technology is expected to allow the enterprise users to push more data through existing pipelines meeting increasing consumer video demands and other large files.

Webstar eCampus

Webstar eCampus is an affordable, virtual online education and e-learning technology that allows the possibility of almost any organization to offer educational services online. Following completion of the license of the Gigabyte Slayer software, we plan to enhance the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer data technology which is designed to securely deliver all content at greater efficiency and significantly increase storage capabilities. This enhancement is expected to enable universities and other educational institutions to increase student participation and convenience with an enhanced experience for the students. Students will no longer experience delays in data transmission or “buffering” that is experienced by other online e-learning solutions. Webstar eCampus makes it possible for educators to offer their students visual online access to classroom activities from anywhere in the world. Remote students who use the service will be able to virtually access their classroom via the internet using their web enabled Smartphone, device or computer. The Webstar eCampus software is currently in beta testing and is in use by California College of Early Childhood Development (the “California College”) on a trial basis pursuant to an oral agreement. Under the terms of the oral agreement, the California College has agreed to pay us an annual non-refundable license fee of $995 plus $195 per classroom, and $49.95 per student per class. Either party may terminate this use right at any time during its month-to-month term. Currently we are dependent on California College for our revenue as they are our only customer at this time.

At December 31, 2018, the Company determined that the estimated fair value of the eCampus software is less than its carrying amount and, accordingly, recognized an impairment loss of $71,200. The fair value of the software was estimated based on the estimated future cash flows from the related product.

Designed with customer and user simplicity in mind, there is no complex customer setup, expensive servers or software to buy or build. Webstar eCampus allows classes with increased scheduling flexibility in real time or after hours. It makes it possible and affordable for educators to offer students virtual on-demand classroom activities and to increase their student base and attendance around the world through increased availability and reduced cost of education per student, with enhanced delivery quality. Webstar eCampus offers virtual real-time e-library and e-bookstore capabilities as well as virtual auditorium and student body gathering venues. Ongoing reach of this technology is planned to include the development and implementation of virtual online learning centers in third world countries as well as medical support services and disaster relief services connected to our innovative software and virtual capabilities. Moreover, Webstar eCampus encompasses Cloud learning with secured connection and is smartphone ready.

Our Competitive Strengths

We plan to be an innovative technology company, which will develop brands, products, and services with competitive advantages and value for the public and industry alike. This will include:

a)	Our technology – our brands, products, and services – which we believe will be innovative, disruptive and unique.
b)	Positioning of our brands, products, and services with varying sales strategies specific to the differing markets. These offerings include: (1) Data Encryption (security), (2) Data Compression (Bandwidth) and (3) Data Delivery (Speed).
c)	Executive corporate leadership who understand the global opportunities and implications our brands, products, and services provide. Leadership that can position those offerings as innovative solutions which enable corporate growth and longevity, and position us for future growth.
d)	Experienced marketing, design, and product support to bring our offerings to market in a powerful way.
e)	Executives and employees with a unique blend of skills and successful track record operating and managing Software-as-a-Service (SaaS) across industry sectors.
f)	Our knowledge and experience in creating, managing and implementing complex software products and services focused on industry-disruptive global solutions, with the highest degree of consistent, secure application use.

Market Opportunity

We have identified significant, targeted opportunities to market and sell our products and services. Our plans include providing licensing agreements with Fortune 100 technology and telecommunications companies as well as through e-commerce channels, colleges and universities and other educational and certification entities. In addition, we will leverage our go-to-market strategy and sales & marketing best-practices in conjunction with the intellectual property we plan to license from Soft Tech. Our leadership and personnel have experience marketing, selling and supporting software solutions which we plan to provide our customers.

a)	Data Compression Software. We are not aware of any data compression products or services that can increase data throughput at rates on mobile devices similar to the rates achievable with the proprietary Gigabyte Slayer software.

b)	Data Efficiency and Faster Transmission Enterprise Software. We are not aware of any product or services that can allow data to be transmitted, uploaded and downloaded, at speeds similar to the rates achievable with the proprietary WARP-G software.
c)	Pioneer of Data Delivery Innovation. Given the substantial expansion of the mobile device market and the increasing global demand for data access on the cable and telecommunications companies, we believe the licensed Gigabyte Slayer and WARP-G software solutions will become disruptive technologies capable of reducing the constraints of data delivery and data commerce facing the public, these companies and the industry as a whole.
d)	Game-Changing Apps. Mobile device and smart device users’ demand for more data and a continually expanding user base will continue to pressure data network providers. The Gigabyte Slayer software is expected to not only meet ever-increasing consumer and corporate demand for more data access with less buffering, it is expected to reduce pressure on overburdened provider networks. In addition, the Gigabyte Slayer software will function on mobile devices independent from support of mobile device manufacturers.
e)	Immersive “On-Campus-Like” Virtual Learning Experience. The eCampus software has developed an advanced, ideal virtual learning environment that focuses on the psychology of human learning and human social interaction to deliver world-class education. Following completion of the license of the Gigabyte Slayer software and our planned enhancement of the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer software technology, we expect a significantly enhanced experience by the students.
f)	Effective Go-To-Market Strategies. We plan to implement go-to-market strategies, led by our experienced executive team, utilizing corporate strategies and best-practices to produce expected profitable revenue channels in the retail B2C markets through e-commerce solutions, as well as B2B and B2ED revenue channels via global strategic partnerships and licensing agreements we plan to pursue.
g)	Global marketplace issues to be addressed by our Software solutions: (1) Cyber-security - Protecting information, identity and data for both individuals as well as businesses is a huge global issue, (2) Lost connections, buffering delays, bandwidth limitations. Slow downloads/uploads costs time, money, and builds frustration with digital and mobile users, (3) Rising costs of data dig deep into corporate margins, (4) Data plan limitations in storage and speed limit individuals’ mobile usage capabilities, (5) Rising costs of personal and family data plans, (6) Impending “ Utilization” of data by cable companies will significantly increase costs.

Growth Strategy

Our primary financing need is focused on funding the acquisition or licensing arrangements for the proprietary software products and services we acquired and plan to acquire, providing the proper support for such products, building our core of experienced and capable leadership team, and developing our corporate branding and go-to-market strategy.

Our core objective is to build the Webstar brand as a premier provider of Software as a Service (SaaS) in the Software Technology industry with the ability to enhance any and all industries by specializing in the optimization of data delivery through our propriety data compression, security solutions, artificial intelligence, and virtual online learning services.

Our primary means of building our brand is expected to be accomplished by consistently providing proprietary, disruptive products that possess mass-market appeal and fulfill significant market demand. Our goals include developing global partnerships with leading companies; delivering high quality, value-added services to our business partners and customers; and leveraging opportunities to align with complimentary cutting-edge technologies. In addition, we will have ongoing marketing efforts that reinforce the Webstar brand, its key market positions, and its core value propositions. We have developed effective business strategies to achieve these objectives.

As an emerging growth company, we plan to secure the exclusive right to market, sell, and license all apps, software, products, and services developed by Soft Tech. While initial efforts focus primarily on marketing, selling and licensing the Gigabyte Slayer software, in the future we may also acquire similar rights to apps, software, and products compatible with our mission created by companies other than Soft Tech.

We believe the software applications we plan to license and have acquired and the services we currently provide and plan to provide will be viewed as revolutionary technologies, which will embrace disruptive paradigm shifts in the cable and data delivery business markets, and will fulfill significant worldwide demand. We expect both retail and commercial demand for our products and services will be high due to the significant growth of and demand for mobile devices, smart devices (such as smart TVs), and other data delivery devices as an integral part of business operations and infrastructure as well as a vital, growing part of everyday life. The software we plan to license and have acquired and the services we currently offer and plan to offer have been developed with this in mind and will position us to provide key solutions to increase data access and reduce costs for data network providers as well as their customers. The eCampus software includes uniquely innovative virtual online learning solutions for educators and academic institutions. We believe that our plan to be first-to-market and by establishing disruptive best-in-class products and services will lead to high-market demand— enabling us to become, and remain, a leader in the industry.

Our plan for growth includes:

●	Pursuit and development of organic growth through the expansion of our planned products and services as well as through strategic partnerships and potential acquisitions.

●	Commitment to hiring best-in-class executive management, technical support professionals, customer service experts and consultants.

●	Begin eCampus’ penetration into U. S. post-secondary and K-12 markets.

●	Expand eCampus technology into other complementary industries including but not limited to virtual events, online corporate training and certification, virtual shopping, and virtual sporting events.

●	Expansion of the data compression product, Gigabyte Slayer to the public, eventually into global markets through individual user sales and corporate business licensing contracts.

●	Expansion of the enterprise solution, WARP-G technology into all industries across global markets through corporate business licensing contracts.

●	Implementation and management of state-of-the-art network data centers for effective and efficient technology operations and customer support.

●	Negotiation of international licensing and partnerships for data delivery technology and virtual platform solutions with key strategic global corporations and institutions.

Global Paradigm Shift: The “Utilization” of Data – We believe that Webstar is uniquely positioned to pioneer innovative and effective data delivery software solutions to the cable industry as it encounters a significant paradigm shift towards the “utilization” of data. As cable companies continue to lose market share of their cable TV business to direct TV services and streaming video companies, the core of their business will increasingly focus on charging customers for usage of the data running through the pipelines they control—similar to how electric and water companies meter and charge customers for monthly usage. We believe that it is inevitable that cable companies may charge customers for data usage as a monthly utility charge as the cost of data transmission increases.

●	We expect demand for our services to increase and revenues and profits to grow accordingly from corporate and academic institution licensing and retail sales, as well as international sales.

●	We believe the development of future products and services that complement and expand our planned portfolio of offerings will grow revenue and profits.

●	We plan to enter into an exclusive agreement with Soft Tech to create and develop additional disruptive software and technologies in the data delivery, artificial intelligence, and virtual online learning industry sectors.

Competition

Our competitive landscape includes a variety of software products and service businesses offering telecommunications and data delivery as well as technology business consulting services. The market for these products and services is highly competitive. It is also highly fragmented, with many providers and no single competitor maintaining a clear market leadership position. Our competition will vary by location, type of service provided, and the type of customers to whom services are provided. Our competitors will include: (i) large national or international technology service firms; (ii) regional specialty firms; (iii) software/hardware vendors and resellers; (iv) other software solution developers and providers and (v) internal staff of our customers and potential customers, among others. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours. Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us as well as other, more established companies who do not now directly compete with us, may choose to enter our markets and become new competitors.

The eCampus product also faces varying degrees of competition from a variety of education companies because the learning system encompasses many components of the educational development and delivery process. We will compete primarily with companies that provide online curriculum and school support services. These companies include Advanced Academics (DeVry, Inc.), Connections Academy, LLC (recently announced to be acquired by Pearson PLC), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc., among others. We will also face competition from online and print curriculum developers. These companies may already have an established market in that industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have currently.

Research & Development

We plan to rely on our related-party relationship with Soft Tech for product development and software engineering and consulting services for the maintenance, development and support of the Webstar eCampus platform and the Gigabyte Slayer and WARP-G software solutions. Based on the availability of our working capital, we intend to commit significant resources to product research and development to ensure that we can offer a viable and marketable virtual classroom access platform, data compression software application as well as other software applications expected to be released. To date the Company has not incurred research and development expenses.

Intellectual Property

Following the completion of the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019, and entering into license agreements for the Gigabyte Slayer and the WARP-G software solutions, we will rely on a combination of copyright, patent, trademark and trade secret laws in the United States, as well as confidentiality agreements and other contractual arrangements, to establish and protect our proprietary and intellectual property rights. We plan to file a patent application in the United States related to the eCampus platform upon completion of the raise. However, the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in the offering of our common stock and therefore we may not be able to execute the foregoing as planned.

The Company has filed trademark applications in the United States for “Webstar eCampus,” “Webstar,” “Gigabyte Slayer,” and “Warp-G”. These trademarks have not been issued as of the time of the filing of this report. We consider the protection of our trademarks to be important to our business.

We also have copyright protection for the content on our website www.webstarecampus.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of our users’ personal information and related data. We will post our Terms of Service and Privacy Policy on our website where we set forth our practices concerning the use, transmission and disclosure of customer data. Our failure to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could damage our reputation and business. In addition, the interpretation of data protection laws and their application to the Internet is evolving and not settled. There is a risk that these laws may be interpreted and applied in an inconsistent manner by various states, countries and areas of the world where our users are located, and in a manner that is not consistent with our current data protection practices. Complying with these varying national and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our services and ultimately in a loss of users, which could adversely impact our business.

Employees

As of the date of this report we have no full-time employees. We currently rely on our President and Chief Executive Officer, Joseph Stingone, our Chief Financial Officer Harold E. Hutchins, our Chief Marketing Officer Eugene Fedele and our Chief Technology Officer David Herzfeld to manage all aspects of our business. All of our executive officers who were engaged by the company provide services on an as needed basis as agreed to between us and the executive and in no event is any executive officer obligated to devote more than five hours per week to our business affairs. Upon the Company having secured sufficient funds to support its continued business operations, all executive officers of the Company will be obligated to devote their full working time and attention to the business and affairs of the Company for the remaining term of their employment agreement. At this time, we do not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. Compensation arrangements with Mr. Hutchins are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized. We intend to hire additional employees on an as-needed basis as our business expands.

Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Properties

Our principal offices are located at 4231 Walnut Bend, Jacksonville, FL 32257. Our telephone number is 1.800.608.6344. These offices are provided free of charge by Mr. Stingone until such time as the Company’s registration is effective and sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS

Investment in our common stock involves a number of substantial risks. You should not invest in our stock unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

Risks Related to our Company and our Planned Business Operations

Our having generated minimal revenues from operations makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Since our inception on March 10, 2015 through December 31, 2018 we have generated minimal revenues and incurred a loss of $6,103,268. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Furthermore, with any business, there is a substantial risk that the business will fail. The majority of new businesses fail due to many factors, including, but not limited to, lack of capital, failure to successfully integrate a new management team, unexpected delays, more intense competition, and many of the other risk factors discussed below. Investors in our company should only invest if they are able to bear the loss of their entire investment.

Management has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Management has indicated in its report that our lack of revenues raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We may have difficulty in procuring the additional financing required to operate and develop our current and planned businesses.

We will be totally dependent on the proceeds of the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019, to enable us to operate our current and planned businesses. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. In addition, we will require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future development and growth of our business. The terms and/or availability of additional capital are unreliable. If we are not successful in obtaining adequate capital, we may not be able to generate future revenues from our operation of the eCampus website and licensing of the Gigabyte Slayer and WARP-G software.

Our success is contingent on the operation of the Webstar eCampus assets and entering into license agreements for the Gigabyte Slayer and WARP-G software and our having adequate liquidity to fund these costs and planned development and commercialization.

Our success in enhancing the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer and WARP-G software solutions as well as the further development and commercialization of the Gigabyte Slayer and WARP-G software solutions as standalone applications is contingent in part upon our entering into license agreements for the Gigabyte Slayer and WARP-G software. Should we be unable to enter into license agreements for the use of the Gigabyte Slayer and WARP-G software solutions as provided for in the second amended letters of intent discussed in this report, our ability to fully implement our planned enhancement, development and commercialization strategies and potential revenue streams would be limited, which would reduce our potential revenue and profits. In addition, our ability to complete these planned transactions are contingent upon us having sufficient liquidity to fund them. Furthermore, we may be at a disadvantage in further development, enhancement and commercialization of these technologies due to unobtainability of cash resources and competition with other entities engaged in on-line educational services and data compression software development activities, many of which have greater resources than we do.

We are currently dependent on one customer for all our revenue.

Currently we are dependent on California College for our revenue as they are our only customer at this time. The Webstar eCampus software is currently in beta testing and is in use by California College on a trial basis pursuant to an oral agreement. Under the terms of the oral agreement, the California College has agreed to pay us an annual non-refundable license fee of $995 plus $195 per classroom, and $49.95 per student per class. Either party may terminate this use right at any time during its month-to-month term. If California College decides to terminate the agreement or if they are unable to make their payments thereunder it would materially affect our revenues.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $500,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC Bulletin Board, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC Bulletin Board. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Inability of Our Officers and Directors to devote sufficient time to the operation of the business may limit our success.

None of our officers and directors devote all of their time to our business but intend to do so once we complete the planned offering of our common stock pursuant to our Registration Statement on Form S-1 which was declared effective by the SEC on February 8, 2019, and we can pursue our plan of operation. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in the offering and therefore we may not be able to execute the foregoing as planned. Should the business develop faster than anticipated, the officers and directors will have to retain additional personnel to ensure that it continues as a going concern.

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products will continue to place a significant strain on our limited personnel, management, and resources. Our future success depends upon the continued services of our executive officers and key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or directors would negatively impact our ability to sell our products, which could adversely affect our financial results and impair our growth.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our President and Chief Executive Officer, Joseph P. Stingone, Sr. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the recently acquired Webstar eCampus and planned product acquisitions, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our management has not had experience in managing the day-to-day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our President and Chief Executive Officer, Joseph P. Stingone, Sr. is responsible for the operations and reporting of our company. The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We estimate that the costs to comply with SEC requirements associated with going and staying public are approximately $500,000 to be an ongoing reporting company. If we lack cash resources to cover these costs in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Risks related to our products and services.

If we cannot produce or acquire software that meets price and performance criteria, the business will fail.

The on-line educational services and data compression IT software services market is very competitive. Customers require specific functional and technical requirements as well as competitive prices for the services and software. Each customer has different functional and technical requirements and we cannot guarantee that the services and software we plan to offer will meet each customer’s requirements. If we cannot manage services and software that meets the customer requirements or the services and software is not competitively priced, the business will fail.

Our planned services and products may be vulnerable to software errors and bugs.

The services and software products we plan to acquire, further develop and commercialize are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance, a failure in a client’s system or loss or corruption of client data. Although we have not experienced material adverse effects resulting from any defects or errors in the services and software we plan to acquire, there can be no assurance that, despite representations and warranties we plan to obtain prior to acquiring these assets, errors will not be found in new products, which errors could have a material adverse effect upon our business, financial condition and results of operations.

Our industry is subject to rapid technological changes.

The market for the products and services we plan to offer is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the market position we expect to enter into could erode rapidly due to unforeseen changes in the features and functionality of competing products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing client requirements. The process of developing products and services such as those we plan of acquire, develop and commercialize is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that we will successfully complete the development of new products in a timely fashion or that our current or future products will satisfy the needs of our target market.

Unproven acceptance of our products and services exposes investors to risk.

The Gigabyte Slayer software we intend to license has been laboratory-tested and will be introduced in a substantially enhanced form and the Webstar eCampus services that we purchased has been beta tested. Our success will depend largely upon the success of these and future products and services and enhancements. Failure of these products and services or enhancements to achieve significant market acceptance and usage would materially adversely affect our planned business, future results of operations and financial condition. If we were unable to successfully market our products and services, develop new products and services and enhance such products and services or complete products and services we plan to purchase and license, or if such new products and services or enhancements do not achieve market acceptance, our planned business, future results of operations and financial condition would be materially adversely affected.

Our sales cycles have the potential to be long and unpredictable, and our sales efforts may require considerable time and expense.

Following the purchase of the Webstar eCampus assets and the planned license of the Gigabyte Slayer and WARP-G software, we plan to market our services and software to large organizations and consumer product companies. Sales efforts to these customers are expected to be complex and involve educating customers about the use and benefits of the services and software we plan to market, including their value and technical capabilities. Potential customers are expected to undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We may spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term relationships. In addition, customer sales decisions are frequently influenced by budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

If we are unable to enhance our software or to develop or acquire new software to address changing consumer demand or management business requirements, we may not be able to attract or retain customers.

Our ability to attract customers will depend in large part on our ability to anticipate the changing needs of the industries we serve, to enhance the software that we license or acquire and to introduce new software that meet customer needs. Any new software may not be introduced in a timely or cost-effective manner and may not achieve market acceptance, meet customer expectations, or generate revenue sufficient to recoup the cost of development or license or acquisition cost of such software. If we are unable to successfully develop, license or acquire new software, we may not be able to attract or retain customers.

If our security measures are breached and unauthorized access is obtained to our customers’ data, our operations may be perceived as not being secure, customers may curtail or stop using our software and we may incur significant liabilities.

Our operations are expected to involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

If our efforts to build strong brand identity, and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results will be affected adversely.

The branding associated with the Gigabyte Slayer software and the Webstar eCampus software solutions is not widely recognized, and we must build strong brand identity. To succeed, we must attract and retain a large customer base that is in need of our services and software. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate in order to attract customers and subscribers. We believe that the importance of brand loyalty will increase over time. If our branding efforts are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

A failure in our computer network or information systems could severely impact our ability to serve our clients.

The performance and reliability of computer networks and system applications, especially online educational platforms and student operational applications, will be critical to our reputation and ability to attract and retain educational institutions as clients. System errors and/or failures could adversely impact our delivery of educational content to our clients’ online students. There is no assurance that we would be able to enhance/expand our computer networks and system applications to meet increased demand and future information requirements.

Risks related to intellectual property and government regulation.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Internet, technology and media companies are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Some internet, technology and media companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties may in the future assert that we have infringed, misappropriated or otherwise violated their intellectual property rights, and as we face increasing competition, the possibility of intellectual property rights claims against us grows. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and, therefore, since we do not have any patents, we may have little or no deterrence to these patent owners in bringing intellectual property rights claims against us. We cannot assure you that we are not infringing or violating any third-party intellectual property rights.

We cannot predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; and to indemnify our partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Any of these events could seriously harm our business, operating results and financial condition. In addition, any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our service or require that we release the source code of certain services subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Such open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. Few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or one that results in a significant damage award.

We may receive claims that our products or business infringe or misappropriate the intellectual property of third parties. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. We believe that we will be increasingly subject to claims of infringement as the functionality of products and software we plan to acquire overlaps with the competitors we will compete with. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

●	require costly litigation to resolve;
●	absorb significant management time;

●	cause us to enter into unfavorable royalty or license agreements;
●	require us to discontinue the sale of our products;
●	require us to indemnify our customers or third-party systems integrators; or
●	require us to expend additional development resources to redesign our products.

We may also be required to indemnify our customers and third-party systems integrators for third-party products that are incorporated into our products and that infringe the intellectual property rights of others. Although many of these third parties are obligated to indemnify us if their products infringe the rights of others, this indemnification may not be adequate.

In addition, there could be claims challenging the ownership of open source software against companies that incorporate open source software into their products. Neither the Warp G software, the Gigabyte Slayer software nor the Webstar eCampus software use open source software in their products but we may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Any of this litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our products.

Government regulation of the products and services we plan to acquire and commercialize could cause us to incur significant compliance expenses or face legal action, which could make our business less efficient or even impossible.

The impact of existing laws and regulations potentially applicable to our products and services, including regulations relating to issues such as privacy, telecommunications, defamation, pricing, advertising, taxation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, can be unclear. It is possible that U.S., state, and local governments might attempt to regulate our products and services or prosecute us for violations of their laws. In addition, these laws may be modified and new laws may be enacted in the future, which could increase the costs of regulatory compliance for us or force us to change our business practices. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the products and services we plan to commercialize.

Government regulations relating to the Internet could increase our cost of doing business and affect our ability to grow.

The use of the Internet and other online services has led to and may lead to further adoption of new laws and regulatory practices in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks related to our common stock

An active trading market for our common stock may not develop and you may not be able to resell your shares.

There has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the purchase price or at the time that they would like to sell or at all. In addition, we intend to apply for quotation of our common stock on the OTCQB tier of the OTC Markets Group, Inc. Marketplace following the termination of the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. To be quoted on the OTCQB, a market maker must apply to make a market in our common stock. As of the date of this report, we have not made any arrangement with any market makers to quote our shares. Even if we obtain quotation on the OTCQB, we do not know the extent to which investor interest will lead to the development and maintenance of an active trading market for our common stock, which will adversely impact your ability to sell our shares.

The OTCQB, as with other public markets, has from time to time experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock may be similarly volatile, and holders of shares of our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this report. No assurance can be given that the market price of shares of our common stock will not fluctuate or decline significantly in the future or that common shareholders will be able to sell their shares when desired on favorable terms, or at all.

Our Common Stock price is likely to be highly volatile because of several factors, including a limited public float.

We anticipate that the market price of our Common Stock is likely to be highly volatile in the future. You may not be able to resell shares of our Common Stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of Common Stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our Common Stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock, regardless of our actual operating performance.

Because our officers and board of directors will make all management decisions, you should only purchase our securities if you are comfortable entrusting our directors to make all decisions.

Our board of directors will have the sole right to make all decisions with respect to our management. Investors will not have an opportunity to evaluate the specific projects that will be financed with future operating income. You should not purchase our securities unless you are willing to entrust all aspects of our management to our officers and directors.

We need to raise additional capital. If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

Because our operations have not generated sufficient revenues to sustain them, we will need to secure adequate funding to further develop the eCampus website which may include integration with the Gigabyte Slayer and WARP-G software solutions and planned licensing of these software applications on a standalone basis. Selling additional stock, either privately or publicly, would dilute the equity interests of our shareholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail our operations and our business would fail.

Our issuance of additional Common Stock in exchange for the purchase of assets, services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our Common Stock.

We issued 17,000,000 shares of our unregistered Common Stock to pay for the Webstar eCampus assets, we plan to issue options to purchase 15,000,000 shares of our Common Stock as partial consideration for technology services to be provided to us by Soft Tech, agreed to issue up to 3,100,000 shares of Common Stock as compensation and award stock options to purchase up to 300,000 shares, without further approval by our shareholders. In addition, it is possible that we may issue additional shares of Common Stock in exchange for debt or for cash under circumstances we may deem appropriate at the time. Any such new issuances may cause a decrease in the quoted price of our Common Stock.

Our Common Stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our Common Stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments. For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our Common Stock will not remain classified as a “penny stock” in the future.

Common stock eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 114,300,000 shares of our common stock outstanding as of the date of this report. In addition, we have agreed to issue 3,100,000 unregistered shares of our Common Stock to officers, directors and consultants pursuant to consulting agreements, may award options to purchase 15,000,000 unregistered shares of our Common Stock to Soft Tech as partial consideration for information technology consulting services it will provide to us pursuant to a technology services agreement we plan to enter into with them when we license the Gigabyte Slayer and WARP-G software and award options to certain members of our board of directors to purchase up to 300,000 shares of Common Stock. Rule 144 of the Securities Act of 1933 defines these unregistered shares as restricted securities. None of these shares are tradable without restriction. Given the lack of a trading history of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We believe we will be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

Effective on September 10, 2018, Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our shareholders to sell their shares.

It may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of our Internal Controls over financial reporting for the year ending December 31 following the year in which the Company’s registration statement was declared effective, which was 2019. We must establish an ongoing program to perform the system and process evaluation, and testing necessary to comply with these requirements. At this time, we have not yet fully been able to truly test and expand a system of controls; therefore it may not be possible to have adequate internal controls until such a system is put into place.

Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Controlling Shareholder has 99.7% of the voting rights of the Company.

James Owens owns 97,000,000 shares of our common stock and has voting control over an additional 17,000,000 representing 99.7% of the shares beneficially owned as of the date of this report and includes shares of common stock issuable within 60 days after the date of this report. Because Mr. Owens has 99.7% of the voting rights of our shareholders, he will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other shareholders do not agree. If Mr. Owens votes in favor of the foregoing actions, he will have sufficient voting power to approve such actions and no other shareholder approvals will be required.

As a result, Mr. Owens will have significant influence over our management and affairs and control over matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. His interests may differ from the interests of other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We engage in transactions with James Owens, our controlling shareholder, and entities he owns or controls and the terms were not arrived at as a result of arms-length negotiations and there are no assurances that these transactions are fair to our company.

We have entered into a significant number of transactions with James Owens, our controlling shareholder, or entities he owns or controls. These transactions include the issuance of 97,000,000 shares of our common stock to Mr. Owens upon formation of our company, a consulting agreement with Mr. Owens for business advisory services, the proposed license of the Gigabyte Slayer software and WARP-G software from Soft Tech, the purchase of the Webstar eCampus software from Webstar Networks for 17,000,000 shares of our common stock and a $675,000 note payable, and a proposed technology services agreement with Soft Tech, details of which are set forth in the section “Certain Relationships and Related Transactions.” The terms of these transactions were not determined as a result of arm’s length negotiations. Consequently, we cannot assure you that the terms of the transactions we entered into or plan to enter into with Mr. Owens or entities he owns or controls are on terms as fair as we might receive from or extend to third parties. Furthermore, it is possible that as a result of the conflict of interests, the intellectual property we acquire, software we license and services to be provided by Mr. Owens may not be worth the prices we pay and could have a material adverse effect on our business, financial condition and results of operations.

We have never paid dividends on our Common Stock and have no plans to do so in the future.

Holders of shares of our Common Stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of Common Stock and we do not expect to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our Common Stock may have will be in the form of appreciation, if any, in the market value of their shares of Common Stock. See “Dividend Policy.”

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our amended and restated articles of incorporation as amended authorize the issuance of 300,000,000 shares of common stock. As of the date of this report we had 114,300,000 shares of common stock outstanding, 3,100,000 shares of our common stock issuable by us pursuant to agreements we have entered into with officers, directors and consultants to our company and up to 300,000 shares issuable upon exercise of stock options we plan to award to certain of our directors. Accordingly, once all such transactions occur, we may issue up to an additional 3,100,000 shares of common stock in addition to the 20,000,000 shares of common stock included in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019, exclusive of up to 15,000,000 shares of common stock that may be issued upon exercise of stock options that may be issued to Soft Tech Development Corporation (“Soft Tech”) as partial consideration for technology services to be provided to us. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Anti-takeover effects of certain provisions of Wyoming state law hinder a potential takeover of our company.

Though not now, we may be or in the future we may become subject to Wyoming’s control share law. A corporation is subject to Wyoming’s control share law if it has more than 200 shareholders, at least 100 of whom are shareholders of record and residents of Wyoming, and it does business in Wyoming or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the shareholders of the corporation, approved at a special or annual meeting of shareholders. The control share law contemplates that voting rights will be considered only once by the other shareholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the shareholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any shareholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such shareholder’s shares.

Wyoming’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Wyoming has a business combination law which prohibits certain business combinations between Wyoming corporations and “interested shareholders” for three years after the “interested shareholder” first becomes an “interested shareholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Wyoming law, an “interested shareholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other shareholders.

The effect of Wyoming’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our principal offices are located at 4231 Walnut Bend, Jacksonville, FL 32257. Our telephone number is 1.800.608.6344. These offices are provided free of charge by Mr. Stingone until such time as the Company’s registration is effective and sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

ITEM 3. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We currently lack a public market for our common stock. Our common stock is not traded on any national exchange. We intend to file an application with FINRA for our common stock to be eligible for trading on the OTCQB Marketplace of the OTC Markets. However, a market has not yet developed. There is no assurance that we will receive such approval, and if we do not receive such approval, there can be no assurance that a trading market will develop, or, if developed, that it will be sustained.

Holders of Common Stock

As of May 14, 2019, there were six shareholders of record of our common stock.

Securities authorized for issuance under equity compensation plans

We have certain stock awards authorized for issuance to executive employees, directors and certain consultants. There are no other securities authorized for issuance under equity compensation plans at this time.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share. At May 14, 2019, we had 114,300,000 shares of common stock issued and outstanding and no shares of preferred stock.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Preferred Stock

The preferred stock is issuable in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our board of directors. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of our company without further action by shareholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. The rights of holders of our common stock described above, will be subject to, and may be adversely affected by, the rights of any preferred stock that we may designate and issue in the future.

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2018.

Options

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2018.

Dividend Policy

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. The agreements into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us within the past three years involving sales or our securities that were not registered under the Securities Act.

On April 15, 2015, pursuant to the terms of a consulting agreement with iTVPartners.tv, Inc., an unrelated party, we agreed to issue 250,000 shares of our unregistered common stock as compensation upon achievement of certain events, or July 31, 2018. The shares were valued at $1.00 per share, or an aggregated of $250,000. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement with iTVParnets.tv., Inc. The Company plans to issue the shares to iTV Partners.tv Inc., as soon as practicable after the filing of this report.

On April 15, 2015, pursuant to the terms of a consulting agreement with Mary Trapani, an unrelated party, we agreed to issue 50,000 shares of our unregistered common stock as compensation upon achievement of certain events, or July 31, 2018. The shares were valued at $1.00 per share, or an aggregated of $50,000. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this report.

On June 30, 2015, pursuant to the terms of director services agreements with Kendall Almerico and Kevin Harrington, members of our board of directors, we agreed to issue each of them 750,000 shares (an aggregate of 1,500,000 shares) of our unregistered common stock as compensation upon achievement of certain events, or July 31, 2018. The shares were valued at an average price of $1.00 per share, or an aggregate of $1,500,000. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this report.

On November 1, 2015, pursuant to the terms of a consulting agreement with Blue Water Acquisitions, LLC, an unrelated third party, we agreed to issue 200,000 shares of our unregistered common stock as compensation upon achievement of certain events, or July 31, 2018. The shares were valued at $1.00 per share, or an aggregated of $100,000. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this report.

On June 16, 2016, pursuant to the terms of an employment agreement, as amended on May 15, 2018, with David Herzfeld, our Chief Technology Officer, we agreed to issue 250,000 shares of our unregistered common stock as compensation upon achievement of certain events, or July 31, 2019. The shares were valued at $1.00 per share, or an aggregated of $250,000.

On September 12, 2016 pursuant to the terms of an employment agreement, as amended on May 15, 2018, with Joseph P. Stingone, Sr., our Chief Executive Officer, we agreed to issue 250,000 shares of our common stock to him in addition to cash compensation issuable upon achievement of certain events, or July 31, 2019. The shares were valued at $1.00 per share, or an aggregated of $250,000.

On September 13, 2016 pursuant to the terms of an employment agreement with Nan A. Kreamer, our former Chief Financial Officer, we agreed to issue 200,000 shares of our common stock to her in addition to cash compensation issuable upon achievement of certain events, or July 31, 2018. The shares were valued at $1.00 per share, or an aggregated of $200,000. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this report.

On May 1, 2017, pursuant to the terms of an employment agreement, as amended on May 15, 2018 with Eugene Fedele, our Chief Marketing Officer, we agreed to issue 100,000 shares of our unregistered common stock to him as compensation upon achievement of certain events, or July 31, 2019. The shares were valued at $1.00 per share, or an aggregated of $100,000.

On August 22, 2017 and August 30, 2017, pursuant to the terms of director services agreements with Ron Landmann, MD and Michael Hendrickson, members of our board of directors, we agreed to issue each of them 100,000 shares (an aggregate of 200,000 shares) of our unregistered common stock and options to purchase 100,000 shares (an aggregate of 200,000 shares) of unregistered common stock as compensation upon achievement of certain events, or July 31, 2018. The shares were valued at $1.00 per share, or an aggregated of $200,000. As of the date of this report the Company has not yet issued the shares or the options due to logistical reasons and the Company is currently in default under these provisions of the above referenced agreements. The Company plans to issue the shares and options as soon as practicable after the filing of this report.

On March 10, 2015, pursuant to the terms of a director services agreement with Dr. John A. England, PhD, a member of our board of directors, we agreed to issue options to purchase 100,000 shares of the Company’s common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant. As of the date of this Report, the stock options have not been issued due to logistical reasons and therefor the Company is currently in default of this provision. The Company plans to issue the options as soon as practicable after the filing of this report.

On May 12, 2018, pursuant to the terms of an amendment to the IP Purchase Agreement we entered into with Webstar Networks, a related party, and issued 17,000,000 shares of our unregistered common stock valued at $1.00 per share, or an aggregated of $17,000,000.

The shares of our Common Stock issuable pursuant to the terms of these compensation agreements and the IP Purchase Agreement, will be issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act. Such securities are restricted as to their transferability as set forth in Rule 144 under the Securities Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

Since inception, the Company acquired the Webstar eCampus assets from Webstar Networks, a related party that is controlled by our controlling shareholder, on May 12, 2018 in exchange for issuance of 17,000,000 shares of our common stock and a promissory note in the principal amount of $675,000. The promissory note will bear interest after maturity at 3.5% per annum and will not be convertible into any securities of the Company. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note we issued on May 12, 2018. See “Item 1 Business – Purchase of Webstar eCampus Asset.” In addition, we signed two letters of intent to license proprietary software from Soft Tech, a related party that is wholly owned by our founder and controlling shareholder James Owens; i.e., Gigabyte Slayer and WARP-G. The Company began to operate and market the Webstar eCampus website on May 12, 2018 when it acquired those assets from Webstar Networks. Previously, we had been focused in large part on organizational activities and the development of our business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software application that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company plans to complete the license of the Gigabyte Slayer and WARP-G software upon completion of the planned offering of our common stock on our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019. The offering has not yet commenced and there can be no assurance that the offering will commence as planner of that any funds can be raised thereunder. See “Item 1 Business” As of December 31, 2018, we have generated an accumulated deficit of $6,103,268.

Plan of Operations

Webstar eCampus Plans. Following completion of the planned sale of the minimum offering of shares of our common stock pursuant our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019, we intend to begin a sales and marketing campaign for our Webstar eCampus virtual classroom access platform Webstar eCampus. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Our marketing campaign will consist of creating and establishing brand awareness and industry positioning and implementing a go-to-market program that includes a responsive website, social media marketing and communications via LinkedIn and Google search engine optimization. We expect to outsource parts of our planned marketing campaign to providers with expertise in these areas. We intend to hire an in-house sales manager who will be responsible for sales and coordination with technical support for implementation and operation of customer eCampus website operations. Our sales efforts will be further supported by other members of our executive management team who are expected to use their industry contacts and expertise to assist in the sales process. We expect this phase of our planned operations to be carried out over the 12-month period following completion of sales of the minimum number of shares in the planned offering of our common stock on our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019. Assuming we sell the minimum number of shares offered, we plan to allocate up to $300,000 towards sales and marketing expenses, $1,500,000 for leasing computer servers and other equipment we will need to ramp up this aspect of our business, $200,000 for executive officer and other personnel costs included in the approximately $1,100,000 for working capital and other operating expenses that will include payment of accounts payable and other future on-going operating expenses. In the event we sell more than the minimum number of shares, we plan to use the additional proceeds for the following categories of expenses: sales and marketing, leasing computer servers and other equipment, executive officer and other personnel costs and working capital and other operating expenses. We plan to allocate such amounts over these categories in substantially the same proportion as allocated in the preceding sentence, exclusive of the related party payments.

Gigabyte Slayer Software and WARP-G Software

We plan to enter into a license agreement for the WARP-G software and the Gigabyte Slayer software upon completion of the planned offering of our common stock on our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019, and further develop and commercialize these software programs throughout the world.

Gigabyte Slayer. Gigabyte Slayer is a retail-oriented software application that will be marketed via online marketing and search engine optimization programs. The software is expected to be available for download via Google Play and other Android app platforms as well as direct from our own online platform that will be rolled out as part of this sales and marketing campaign. We expect to hire additional support personnel in addition to use of outsourced providers with expertise in online marketing campaigns and have targeted a goal of 768,000 retail customers within 12 months after we complete the planned offering of the minimum number of shares of our common stock pursuant to our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder.

WARP-G. WARP-G is a business to business software solution that companies can use on an enterprise wide basis to transmit more data over existing data streams to optimize their data usage. We plan to engage in sales through licensing transactions with data delivery companies such as Verizon, AT&T, T-Mobile, Amazon, Google, cable operators, Netflix, Electronic Arts and other gaming companies. In addition, we expect to explore the broader technology channel for implementation of a reseller program to optimize scaling our planned business. We expect to hire additional sales support personnel in addition to the efforts of our management team to secure at least one enterprise customer within 12 months after we complete the planned offering of the minimum number of shares of our common stock pursuant to our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder.

In the event we are unable to sell at least $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019, we will continue to operate the Webstar eCampus software virtual classroom access platform, possibly suspend its operation and delay, scale back or eliminate some or all of our business plans until we raise additional capital.

Results of Operations for the years ended December 31, 2018 and 2017

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2018 and 2017.

Prior to the completion of the purchase of the Webstar eCampus assets on May 12, 2018, we had not earned any revenues since our inception and have funded our operating expenses through loans from our controlling shareholder and accrual of various costs and expenses. Revenue earned from the eCampus Software totaled $2,505 and $0 for the years ended December 31, 2018 and 2017, respectively. The increase is due to the start of licensing and operating the eCampus software. Total operating expenses which are comprised of salaries and related expense, stock compensation expense and general and administrative expenses were $1,215,906 and $1,638,026 for the years ended December 31, 2018 and 2017, respectively. The decrease is primarily attributable to a decrease in stock compensation expense, partially decreased by salaries and related expense, and slightly increased by general and administrative expenses.

The net loss was $1,222,201 and $1,638,026 for the years ended, 2018 and 2017, respectively. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2018 our working capital deficit amounted to $6,099,838, an increase of $1,817,201 as compared to working capital deficit of $4,282,637 as of December 31, 2017. This increase is primarily a result of an increase in accrued liabilities consisting of accrued stock compensation, salaries and related expense and consulting fees.

Net cash used in operating activities was $93,931 during the year ended December 31, 2018 compared to $79,587 for the year ended December 31, 2017. The change in cash from operating activities is primarily attributable to increases in telephone, insurance, marketing, and subscriptions expenses.

Net cash provided by financing activities was $85,817 during the year ended December 31, 2018 compared to $92,398 in the year ended December 31, 2017. The change in cash from financing activities was the result of a decrease in cash received from a related party.

Generally, the Company’s operations are subject to a number of factors that can affect its operating result and financial condition. Such factors include, but are not limited to, the results of our marketing efforts to promote users for our software solutions, successful launch and acceptance of our software solutions in the marketplace, competition of our software solutions, attraction of talented and skilled employees to support the business and the ability to raise capital to support its operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant shareholders sufficient to meet its operating expenses while seeking to raise capital from the planned offering of our common stock on our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Internal control over financial reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Prior to the Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019, we were a private company and we are currently in the process of reviewing, documenting and testing our internal control over financial reporting. During our internal reviews, we have identified the following material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future:

●	We did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements; and

●	There was an inadequate segregation of duties.

●	Ineffective control over payment of expenditures and access to bank account. Non-employee/officer had access to use as a personal account.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our second Annual Report on Form 10-K.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. The Company’s legal costs associated with contingent liabilities are recorded to expense as incurred.

Income taxes

We are a corporation for U.S. federal income tax purposes. As such we are subject to U.S. federal, state and local income taxes and are taxed at the prevailing corporate tax rates. We recognize the effect of income tax positions only if these positions are more likely than not to be sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The financial statements included in this annual report do not include a provision for federal income taxes since each of our statements of operations have a net loss. In the future, if we determine that such tax benefits are likely to be realized by us, we will record a deferred tax asset based on the then effective income tax rate.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s discussion and analysis of financial condition and results of operations and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this annual report and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to take advantage of such extended transition period, and as a result, we may not comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards.

We will continue to qualify as an emerging growth company until the earliest of:

●	The last day of our fiscal year following the fifth anniversary of the date of our IPO;

●	The last day of our fiscal year in which we have annual gross revenues of $1.0 billion or more;

●	The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;

●	The date on which we are deemed to be a “large accelerated filer”, which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

As of December 31 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard for the private company. This may make comparison of our financial statements with any other public company that is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act described above in this annual report (see “Implications of Being an Emerging Growth Company”), and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation. We follow the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

Recent Accounting Pronouncements

We implemented all new accounting standards that are in effect and that may impact our financial statements. We do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Friedman LLP, which is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, our President, Chief Executive Officer and Chief Financial Officer who also serves as our principal accounting officer, concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that amounted to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; (iii) ineffective controls over period end financial disclosure and reporting processes; and (iv) ineffective control over expenditures with non-employee/officer having access to the bank account. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2018.

Management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this Annual Report on Form 10-K. Each director is elected at our annual meeting of shareholders and holds office until his successor is elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position/Title
Joseph P. Stingone, Sr.	80	Chairman of the Board of Directors, President and Chief Executive Officer
Harold E. Hutchins	64	Chief Financial Officer
Eugene Fedele	57	Chief Marketing Officer
David Herzfeld	66	Chief Technology Officer
Ron Landmann, MD	42	Director
Michael Hendrickson	72	Director
John England, Ph.D.	73	Director
Kendall Almerico	54	Director
Kevin Harrington	60	Director

Joseph P. Stingone, Sr., Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Stingone has served as our Chairman, President and Chief Executive Officer since September 2016.

Since 2002, Mr. Stingone has been the managing member of Walnut Bend Executive Center, LLC, a company he owns or controls that is engaged in leasing commercial real estate. Mr. Stingone was a founder of The First Atlantic Bank of Jacksonville Florida where he served as a member of the Board of Directors from August 2007 until July 2014. Previously, Mr. Stingone served on the board of directors of Sunset Financial Resources, Inc, a publicly traded finance company, from January 2004 to June 2006.

Mr. Stingone received a Bachelor’s degree in Business Administration from the University of America.

Our board of directors believes that Mr. Stingone’s expertise and experience as our President, Chief Executive Officer and Chairman of the Board of Directors, his perspective, depth and expertise in launching and managing a variety of businesses and his leadership in sales organizations provide him with the qualifications and skills to serve on our board of directors.

Harold E. Hutchins, Chief Financial Officer and Treasurer

Harold E. Hutchins has served as our Chief Financial Officer since March 2018. From October 2016 to October 2017, Mr. Hutchins was the Chief Transformation Officer for Gargash Enterprises, a Dubai, UAE based company engaged primarily in auto dealerships, real estate, insurance, heavy equipment, restaurants, and investment banking where he was responsible for the consolidation of ownership control and development of an operational optimization plan. From January 2013 to September 2016, Mr. Hutchins was a Senior Director of Investment Banking at the Bank Alkhair, a wholesale investment bank in Bahrain where he was responsible for oversight of its portfolio companies.

Mr. Hutchins received a Bachelor of Science in Business Administration with a major in Accounting from the University of Florida. Mr. Hutchins is a Certified Public Accountant in inactive status in the State of Florida.

Eugene Fedele, Chief Marketing Officer

Mr. Fedele has served as our Chief Marketing Officer since May 2017. He founded and has served as Chief Executive Officer of Openbox Creative Solutions since April 2014, a digital marketing and business development consulting services agency for B2B and B2C businesses. His work spans corporate vision, branding and marketing consulting; digital ecosystem programs; native and web-based apps, magazine publishing; alternative investment strategies; and digital solutions for start-ups and business growth initiatives. He has also constructed strategies and tools for navigating social media channels, career development and corporate culture best practices. Following the completion of the planned offering of our shares pursuant to our Registration Statement on Form S-1, which was declared effective by the SEC on February 8, 2019, Mr. Fedele intends to devote his entire business time to carrying out his duties as our Chief Marketing Officer.

From April 1999 to January 2014, Mr. Fedele was chief creative officer for UBM, Plc, a media, public relations and events company with worldwide operations. While at UBM, Plc, Mr. Fedele founded and managed two creative marketing agency divisions that served Fortune 500 companies in technology, healthcare, finance, and commerce— including IBM, HP, CA, ARM, Microsoft, Amazon, Penton, Reviticell, Xerox, Dell, Ingram Micro, UL, and Samsung. From 1987-1999, Mr. Fedele held the position of corporate director of design and marketing at CMP Technology, creating and managing print and digital media, marketing and conference products and services for the global technology industry. He is publisher and co-owner of Florida Doctor Magazine, with a subscription base of over 10,000 Florida-based physicians and medical professionals. In 2015, Mr. Fedele partnered with the Jacksonville Chamber of Commerce as a mentor for Florida’s Start-Up Quest program—assisting and training prospective entrepreneurs in effective business strategy, business planning, investor relations, and speaking presentations. Mr. Fedele has authored 12 books that have sold over 200,000 copies globally, and has been honored with more than 200 marketing and design awards during his career. Mr. Fedele holds a Bachelor of Arts degree in Advertising and Marketing from Syracuse University.

David Herzfeld, Chief Technology Officer

Mr. Herzfeld has served as our Chief Technology Officer since June 2016. He has extensive experience in the field of Information Technology (IT) and with business processes and has managed significant projects including Information Technology System Design, implementation, moves and upgrades. He has had various positions during his career. He joined Jet Blue Airways in 2009 and most recently served as Information Technology Services Manager and Manager of Change and Release for Jet Blue Airways from 2010 to 2017. As such he was a member of the senior leadership team managing the transition of key IT infrastructure services to Verizon managed services as well as other IT infrastructure projects.

Mr. Herzfeld’s accomplishments include critical roles in managing Information Technology projects for client companies resulting in increased performance and revenue production. He implemented Information Technology Infrastructure Library (ITIL) practices for the IT Service Management Department of JetBlue Airways. He managed the implementation of a project to design a client technology audit system, analyzing business processes and recommending improvements that contributed to increased efficiencies, lower TCO, and added value to his client’s bottom line.

As president of c3 Technology, a position he held from 2000 to 2006, he grew revenues for the startup company to over a million dollars in five years. His company was twice named to Northern Colorado’s list of fastest growing privately held companies. While at c3 Technology and in private consulting practice through 2009, he managed the implementation of projects designed to create a client technology audit system, analyzed business processes and recommended improvements that contributed to increased efficiencies, lower costs and added value to his clients’ bottom line.

Mr. Herzfeld holds several certifications as follows: ITIL v3 Foundations, CSME; ITIL v3 Service Operation; Certificate in Project Management Program (PMI), Colorado State University; Certified Netware Engineer; and Microsoft Certified Sales. Mr. Herzfeld holds a Bachelor of Science degree in Computer Information Systems from the University of Colorado at Denver.

Ron G. Landmann, M.D., Director

Ron G. Landmann, M. D. has served as a director since August 2017. Dr. Landmann is active as a clinician, researcher and leader in the American Society of Colon and Rectal Surgeons. He has served as chairman on the national Rectal Cancer Steering Committee since June 2017 working to improve care for patients nationally. He was one of the standards writers for the National Accreditation Program for Rectal Cancer Surgery and Centers of Excellence via the US Commission on Cancer. Since 2012, he has served on the editorial board of the Journal of Gastrointestinal Surgery and sits as a reviewer on other peer-reviewed journals. He has been a principal investigator on several national cooperative and industry sponsored clinical trials as well as a founding co-course director for the MD Anderson Cancer Center/Memorial Sloan-Kettering Cancer Center/Mayo Clinic (3M) Robotics and Colorectal Symposium since 2016. He has published numerous peer-reviewed articles, presented at several national and international surgical society meetings/conference, authored dozens of book chapters, and edited numerous peer-reviewed educational training videos.

Dr. Landmann was a surgical resident at St. Luke’s/Roosevelt Hospital/Columbia University from 2000 to 2007, and subsequently he served a fellowship in Colon & Rectal Surgical Oncology at Memorial Sloan-Kettering Cancer Center (New York, NY) from 2003 to 2005 and at Colon & Rectal Surgery at Cleveland Clinic (Weston, Florida) from 2007 to 2008. Dr. Landmann has been a consultant in the Department of Surgery and an Assistant Professor of Surgery at the Mayo Clinic College of Medicine since 2008. In addition, Dr. Landmann has been in the academic practice of medicine since 2008. His practice is focused on robotic surgery and newer minimally invasive and computer-assisted approaches for colorectal and general surgical diseases. His clinical fields of expertise are ulcerative colitis, rectal cancer, and Crohn’s disease. He is an active researcher and investigator of newer computer-assisted and augmented/virtual reality imaging and guidance in surgery. In addition, he has helped design newer surgical devices to improve quality and standard of care for patients.

Dr. Landmann’s education and residency training consists of: a residency in Colon & Rectal Surgery, Cleveland Clinic Foundation and Cleveland Clinic Florida (2008), Academic Chief Resident - General Surgery, St. Luke’s-Roosevelt Hospital Center (2007), University Hospital of Columbia University, Resident - General Surgery, St. Luke’s-Roosevelt Hospital Center, University Hospital of Columbia University (2007), Fellow - Colorectal Surgical Oncology, Memorial Sloan-Kettering Cancer Center, Cornell University (2005). Dr. Landmann received a Medical Doctor degree in Medicine from Boston University School of Medicine and a Bachelor of Arts in Medical Sciences with a Minor in Computer Science from the College of Arts & Sciences, Boston University.

Our board of directors believes that Dr. Landmann’s expertise and experience as an educator, his perspective, depth and background in information systems and leadership in education and management provide him with the qualifications and skills to serve on our board of directors.

Michael A. Hendrickson, Director

Mr. Hendrickson has served as a director since August 2017. In 2012, Mr. Hendrickson founded StoneBridge Securities, LLC, an international investment banking firm and NASD Broker/Dealer based in Seattle, Washington where he remains the managing partner.

In 2012, Mr. Hendrickson was a founding principal in Base Capital, a private investment and merchant banking firm with a specialty in real estate development and financing. The firm made direct investments in real estate projects and mature businesses along with serving as a developer. Additionally, Mr. Hendrickson was the principal founder of West Coast Management Production and Capital, LLC in 1995, a real estate developer and property manager based in Bellevue, Washington with which he is currently still active. These firms developed mixed use projects, malls, housing projects, multi-family housing and high-rise construction, including the preparation and permitting of raw land.

In 1994 Mr. Hendrickson founded and is currently Chairman and CEO of Hendrickson Exploration & Mining, located in Anchorage, Alaska.

Mr. Hendrickson has served on the Board of Directors of private companies including, Smart Starters from 2000 to 2005, Tectonic Audio Labs from 2008 to 2013, Whooshh Innovations, LLC from 2014 to present, Native Network from 2015 to present, Big Sky Development Group from 2005 to present, Ignition Wireless from 2014 to present. In addition, Mr. Hendrickson served on the Dow Airforce Base Advisory Committee in 1970, SEAPAC Aviation from 2012 to present, Arlington Airport Owners Association since 1991 to present and L&L Energy in 1997.

Mr. Hendrickson attended the Montana School of Mines, the University of Montana, and holds designations as a Chartered Life Underwriter (CLU) and Chartered Financial Consultant designation from the American College along with being designated a Life Underwriting Training Council Fellow (LUTCF).

Our board of directors believes that Mr. Hendrickson’s expertise and experience in finance, his perspective, depth and expertise in managing a variety of businesses and leadership as a member of the board of directors in a variety of industries provide him with the qualifications and skills to serve on our board of directors.

John England, Ph.D., Director

John England, Ph.D. has served as a director of our company since 2015. He is the founder and President of Al Technical Institute, an online business and technical school which he founded in 2005. Assisting in the design of the Webstar eCampus; he has been an Education Consultant since 2006. From 2010 to 2013 , Dr. England served as Assistant Executive Director for the National Accreditation for Colleges and Schools.

Since 2012, Dr. England has been serving as the Chief Executive Officer and President of Cyber-Education Services Group and was instrumental in designing online Asynchronous Software. Since 2014, Dr. England has been the Faculty and Chair of Basic Sciences for Southwest University of Naprapathic Medicine and Health Sciences.

Dr. England is a Vietnam Era Veteran. He holds a Certificate in Commerce/Insurance, and is a Certified Insurance Advisor, Financial Advisor, IRS Registered Tax Practitioner, Registered Financial Planner, and Certified Professional Educator (CPE) and has a Fellow in Life Management (F.L.M.I.).

Dr. England received a Bachelor of Business Administration (Risk Management/Insurance) degree from the University of Richmond, a Master’s in Business Administration (Business/International Business) from Georgia State University, a Ph.D. in International Business from American International University, and a Doctor of Business Administration in International Management/Marketing from Alpha University/California University.

Our board of directors believes that Dr. England’s expertise and experience as an educator, his perspective, depth and expertise in development educational software systems and managing a variety of business and leadership in education and management provide him with the qualifications and skills to serve on our board of directors.

Kendall Almerico, Director

Kendall Almerico has served as a Director of our company since 2015. Since 2016, Mr. Almerico has been the Chief Executive Officer of BankRoll Ventures, an equity crowdfunding web site providing consulting services for companies seeking to raise capital under Regulation A+ Mini IPOs and 506(c) and 506(b) private placements. Mr. Almerico is a guest writer for Entrepreneur.com and participates as a speaker on the subject of crowdfunding and created Legally Speaking in the early 1990’s as a public affairs television program that aired for 12 years and provided legal help and education to those who could not otherwise afford to consult with an attorney. From June 1998 until 2009, Mr. Almerico provided athlete and entertainment agency services and professional guidance to professional athletes including NFL players, Major League Baseball players, Olympic athletes and a NASCAR driver at StarTrust Management, Inc., a company he founded in 1998. In addition to his roles in various business ventures, Mr. Almerico has been engaged in the private practice of law since 1988.

Mr. Almerico received a Bachelor of Arts degree in Broadcasting from the University of Florida College of Journalism and Mass Communication and a Juris Doctor from the University of Florida College of Law where he was an editor of The Journal of Law and Public Policy and the recipient of the William C. Gaither Award as the outstanding member of the University of Florida Moot Court Team.

Our board of directors believes that Mr. Almerico’ s expertise and experience in the capital formation process, his perspective, depth and expertise in business, finance and law provide him with the qualifications and skills to serve on our board of directors.

Kevin Harrington, Director

Kevin Harrington has served as a Director of our company since 2015. He has almost forty (40) years’ experience in product introduction and direct marketing, being one of the first to market products through infomercials. In January 2017, Mr. Harrington was appointed as a member of the board of directors of Znergy, Inc. (OTC:ZNRG), a company focused on marketing energy efficiency and commercial security products. Since April 2016, Mr. Harrington has been a Partner and Executive Producer of Jung Guns Entertainment, LLC, a developer and producer of entertainment content and the Managing Partner for Quantum Media Marketing, a media marketing agency. Since March 2013, he has been a member of the Board of Directors for Celsius Holdings , Inc. (NASDAQ:CELH), a fitness drink developer, producer and marketer. Since 2005, he has been Chief Executive Officer of Harrington Business Development, Inc., a privately-held consulting firm where he works with companies to increase distribution, analyze electronic retailing opportunities, effectively market on digital, social media, TV, radio, or print, source manufacturing, and establishes celebrity relationships. Mr. Harrington was a cofounder of Global Leaders Organization in January 2015, a professional community of Presidents, CEOs, entrepreneurs and investors that gives members access to commercial opportunities and a cofounder of the Electronic Retailers Association (ERA) in 2000, a global direct to consumer organization, and a cofounder of the Entrepreneurs Organization (EO ) in 1997. He is also an Original Shark on the ABC television series “Shark Tank.”

Our board of directors believes that Mr. Harrington’s expertise and experience in marketing, his perspective, depth and expertise in business provide him with the qualifications and skills to serve on our board of directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors is comprised of one (1) non-independent director and five (5) independent directors. It has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board as a whole. Our board believes that the establishment of committees at this time would not provide any benefits to our company and could be considered more form than substance. Such committees may be formed in the future.

The Company planned to obtain public company directors’ and officers’ insurance coverage once the registration statement was effective, but has not done so yet, and plans to do so once it raises funds under the registration statement. However there can be no assurance that any funds can be raised thereunder or that the foregoing can occur as planned.

Code of Ethics

We expect that we will adopt a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics available on our website at www.webstartechnologygroup.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

Board Structure

Our board has chosen not to separate the positions of Chief Executive Officer and Chairman of the Board as our initial planned operations will be limited. Our board of directors does not believe that such separation will serve any useful purpose at this time.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our board. Our board is responsible for designing, implementing and overseeing our risk management processes. The board does not have a standing risk management committee, but administers this function directly through the board as a whole. The whole board considers strategic risks and opportunities and receives reports from our officers regarding risk oversight in their areas of responsibility as necessary. We believe our board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the board’s efficiency in fulfilling our oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Shareholders with questions about us are encouraged to contact us by sending communications to the attention of the Chief Executive Officer at 4231 Walnut Bend, Jacksonville, Florida 32257. If shareholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the board of directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

We have entered into consulting agreements with our non-employee directors as discussed below. We have agreed to pay our non-employee directors $3,000 each for attending our quarterly board of directors meeting and reimburse them for reasonable travel expenses incurred in attending board and committee meetings once the Company is publicly held. The Company has not held quarterly board meetings and, therefore, such fees have not been paid nor accrued to date. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

We have agreed to issue 750,000 shares of our Common Stock to each of Kendall Almerico and Kevin Harrington and 100,000 shares to each of Dr. Landmann and Mr. Hendrickson. The shares of our common stock are issuable within 15 days of the effective date of a registration statement filed by the Company with the SEC. The shares have not been issued as of this report date and the Company is currently in default on this provision. The Company plans to issue the foregoing shares as soon as practicable after the filing of this report.

In addition, once the company’s planned public offering pursuant to its Registration Statement on Form S-1, which was declared effective by the SEC on February 8, 2019, is completed we have agreed to pay each of Dr. England, Dr. Landmann and Mr. Hendrickson $3,000 per quarter for attending our quarterly board of director’s meetings and reimburse them for reasonable travel expenses incurred in attending the meeting. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. In addition, we agreed to award them options to purchase 100,000 shares of our common stock. The options are exercisable at the closing price of our common stock on the date of the award, vest 50% one year from the date of grant and 50% two years from the date of appointment and are exercisable at any time after they vest prior to the four year anniversary of the date of their appointment to the board of directors. As of the date of this report, the options have not been issued and therefore the Company is currently in default of this provision. The Company plans to issue the foregoing options as soon as practicable after the filing of this report.

Joseph P. Stingone, Sr. is not paid any compensation for serving as a director other than his compensation as our Chief Executive Officer as described elsewhere in this report.

Procedures for Nominating Directors

The sitting directors nominate the people that they recommend to be directors of the Company for the coming year. The recommendations are then presented to the shareholders for a vote at an annual or special meeting of shareholders. The board sets a “record date” for determining shareholders that will be entitled to notice of and to vote at the annual and/or special meeting. Only shareholders of record as of the record date will be entitled to notice of the meeting and to vote at the meeting.

The required quorum for the annual meeting is a majority of the common stock issued and outstanding on the record date. If a quorum is not present when the meeting is called to order on the day and time stated above, the shareholders will be asked to vote to adjourn the meeting in order to enable us to have more shareholders in attendance, either in person or by proxy. Those who are present at the time of the meeting, though less than a quorum to transact other business, are sufficient to have a vote on adjournment of the meeting to a later date.

To approve the election of directors, the number of nominees proposed by the directors receiving the highest number of (or plurality) for votes at the annual and/or special meeting will be elected.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2018 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Joseph P. Stingone, Sr.	12/31/2017	250,000	-	-	-	-	250,000
	12/31/2018	250,000	-	-	-	-	250,000

Nan Kreamer(1)	12/31/2017	200,000	-	-	-	-	200,000
	12/31/2018	50,000	-	-	-	-	50,000

Harold E. Hutchins(2)	12/31/2017	-	-	-	-	-	-
	12/31/2018	-	-	-	-	-	-

David Herzfeld	12/31/2017	150,000	-	-	-	-	150,000
	12/31/2018	150,000	-	-	-	-	150,000

Eugene Fedele(3)	12/31/2017	100,000	-	100,000	-	-	200,000
	12/31/2018	150,000	-	-	-	-	150,000

(1)	Appointed as Chief Financial Officer in September 2016 and resigned in March 2018.
(2)	Appointed as Chief Financial Officer in March 2018.
(3)	Appointed as our Chief Marketing Officer in May 2017.

Executive Employment Agreements

Joseph P. Stingone, Sr. As of September 12, 2016, Mr. Stingone and our company entered into an Employment Agreement and an amendment to that agreement to serve as our Chairman, Chief Executive Officer and President. The term of this agreement is for a period of one year from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Mr. Stingone’s compensation will be: (i) salary of $250,000 per year, (ii) 250,000 shares of our common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. The shares of our common stock are issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event does not occur by July 31, 2019, the Company agreed to issue the shares Mr. Stingone or his designee. Also, if the Company is acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the common stock will be issued and delivered to Mr. Stingone immediately prior to the closing of the transaction so that Mr. Stingone will receive his percentage of the compensation in kind for the acquisition or merger.

Mr. Stingone is entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs we offer to all company executives and reimbursement of expenses incurred in the course of employment. If Mr. Stingone’s employment is terminated by us without cause, he is entitled to be paid his compensation through the end of the remaining term. If Mr. Stingone’s employment is terminated by us with cause, he is not entitled to any compensation as of the termination date. During the term of his employment and for a period of two years thereafter, Mr. Stingone agreed to refrain from engaging in a business that is or plans to offer products or services offered by us or engages in any other business we are engaged in. In addition, Mr. Stingone agreed to keep certain information of the Company confidential.

In May 2018, Mr. Stingone and the Company amended the Employment Agreement to provide his services on an as-needed basis and in no event is he obligated to devote more than five hours per week to our business affairs until the effective date of a registration statement. This change was retroactive to September 12, 2016, the effective date of his employment agreement. Upon the effective date of such registration statement and the Company having secured sufficient funds to support its business operations, Mr. Stingone will be obligated to devote his full working time and attention to the business and affairs of the Company for the remaining term of his employment agreement. In addition, the amendment provides that we may pay the compensation under this agreement when we have sufficient cash resources as determined by our board of directors.

Harold E. Hutchins. At this time, we do not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. Compensation arrangements with Mr. Hutchins are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

David Herzfeld. As of June 16, 2016, Mr. Herzfeld and our company entered into an Employment Agreement and an amendment to that agreement to serve as our Chief Technology Officer. The term of this agreement is for a period of one year from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Mr. Herzfeld’s compensation will be: (i) salary of $100,000 per year for the first six months of the term and $150,000 on an annual basis for the remainder of the initial one term of the agreement, (ii) 250,000 shares of our common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. The shares of our common stock are issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event does not occur by July 31, 2019, the Company agreed to issue the shares Mr. Herzfeld or his designee. Also, if the Company is acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the common stock will be issued and delivered to Mr. Herzfeld immediately prior to the closing of the transaction so that Mr. Herzfeld will receive his percentage of the compensation in kind for the acquisition or merger.

Mr. Herzfeld is entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs we offer to all company executives and reimbursement of expenses incurred in the course of employment. If Mr. Herzfeld’s employment is terminated by us without cause, he is entitled to be paid his compensation through the end of the remaining term. If Mr. Herzfeld’s employment is terminated by us with cause, he is not entitled to any compensation as of the termination date. During the term of his employment and for a period of one year thereafter, Mr. Herzfeld agreed to refrain from engaging in a business that is or plans to offer products or services offered by us or engages in any other business we are engaged in. In addition, Mr. Herzfeld agreed to keep certain information of the Company confidential.

In May 2018, Mr. Herzfeld and the Company amended the Employment Agreement to provide his services on an as-needed basis and in no event is he obligated to devote more than five hours per week to our business affairs until the effective date of a registration statement as filed by the Company with the SEC and the Company having secured sufficient funds to support its business operations. This change was retroactive to June 16, 2016, the effective date of his employment agreement. Upon the effective date of such registration statement and the Company having secured sufficient funds to support its business operations, Mr. Herzfeld will be obligated to devote his full working time and attention to the business and affairs of the Company for the remaining term of his employment agreement. In addition, the amendment provides that we may pay the compensation under this agreement when we have sufficient cash resources as determined by our board of directors.

Eugene Fedele. As of May 1, 2017, Mr. Fedele and our company entered into an Employment Agreement and an amendment to that agreement to serve as our Chief Marketing Officer. The term of this agreement is for a period of one year from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Mr. Fedele’s compensation will be(i) salary of $150,000 per year, (ii) 100,000 shares of our common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. The shares of our common stock are issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event does not occur by July 31, 2019, the Company agreed to issue the shares to Mr. Fedele or his designee. Also, if the Company is acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the common stock will be issued and delivered to Mr. Fedele immediately prior to the closing of the transaction so that Mr. Fedele will receive his percentage of the compensation in kind for the acquisition or merger.

Mr. Fedele is entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs we offer to all company executives and reimbursement of expenses incurred in the course of employment. If Mr. Fedele’s employment is terminated by us without cause, he is entitled to be paid his compensation through the end of the remaining term. If Mr. Fedele’s employment is terminated by us with cause, he is not entitled to any compensation as of the termination date. During the term of his employment and for a period of one year thereafter, Mr. Fedele agreed to refrain from engaging in a business that is or plans to offer products or services offered by us or engages in any other business we are engaged in. In addition, Mr. Fedele agreed to keep certain information of the Company confidential.

In May 2018, Mr. Fedele and the Company amended the Employment Agreement to provide his services on an as-needed basis and in no event is he obligated to devote more than five hours per week to our business affairs until the effective date of a registration statement as filed by the Company with the SEC and the Company having secured sufficient funds to support its business operations. This change was retroactive to May 1, 2017, the effective date of his employment agreement. Upon the effective date of such registration statement and the Company having secured sufficient funds to support its business operations, Mr. Fedele will be obligated to devote his full working time and attention to the business and affairs of the Company for the remaining term of his employment agreement. In addition, the amendment provides that we may pay the compensation under this agreement when we have sufficient cash resources as determined by our board of directors.

Long-Term Incentive Plans

There are no arrangements or plans in which we would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our board of directors. The board as a whole determines executive compensation.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that John England, Ph.D., Kendall Almerico, Kevin Harrington, Ron Landmann, M.D. and Michael Hendrickson do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph P. Stingone, Sr.	-	-	-	-	-	-	-	-	-
Harold E. Hutchins	-	-	-	-	-	-	-	-	-
Nan A. Kreamer	-	-	-	-	-	-	-	-	-
David Herzfeld	-	-	-	-	-	-	-	-	-
Eugene Fedele	-	-	-	-	-	-	-	-	-
Michael Hendrickson	100,000					100,000
Ron G. Landmann, M.D.	100,000					100,000
Dr. John A. England, PHD	100,000					100,000

The Company agreed to issue options to purchase 300,000 shares of its common stock pursuant to agreements for director services with three directors, Ron G. Landmann, M.D., Dr. John A. England, PHD and Michael A. Hendrickson, however, as of the date of the filing of this Report, the shares and options have not been issued and the Company is therefore in default regarding this provision of the agreements.

Limitation on Liability

Under the Wyoming Revised Statutes and our amended and restated articles of incorporation, as amended, our directors will have no personal liability to us or our shareholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care”. This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The statute does not affect a director’s responsibilities under any other law, such as the Federal securities laws. The effect of the foregoing is to require our company to indemnify our officers and directors for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At May 14, 2019, we had 114,300,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of May 14, 2019 for:

●	each of our executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each shareholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Information on beneficial ownership of securities is based upon a record list of our shareholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, except as otherwise provided below.

Unless otherwise indicated, the business address of each person listed is in care of Webstar Technology Group, Inc., 4231 Walnut Bend, Jacksonville, Florida 32257.

	Shares Beneficially Owned		Percentage of Shares(1)
Name of Beneficial Owner
5% Stockholders:
James Owens	114,000,000	(2)	97.2%

Directors and Named Executive Officers:
Joseph P. Stingone	250,000	(3)	*
David Herzfeld	250,000	(3)	*
Eugene Fedele	100,000	(4)	*
Ron Landmann, MD	100,000	(4)	*
Michael Hendrickson	100,000	(4)	*
John England, Ph.D.	75,000	(5)	*
Kendall Almerico	750,000	(6)	*
Kevin Harrington	750,000	(6)	*
All named executive officers and directors as a group (nine persons)	2,375,000		2. 0%

* less than 1%.

(1)	Based on 117,300,000 shares outstanding as of the date of this filing and includes, where applicable, 3,000,000 shares of common stock issuable to officers, directors, and consultants within 60 days of the date of this report.

(2)	Shares include 97,000,000 shares purchased under the terms of a Subscription Agreement dated March 10, 2015 as founder shares and 17,000,000 shares owned by Webstar Networks. Mr. Owens is the President and sole director of Webstar Networks and controls 85% of the shareholder votes based on his ownership of Series A Preferred Stock in Webstar Networks. Accordingly, Mr. Owens has voting and dispositive control over the shares held by Webstar Networks.

(3)	Includes 250,000 shares issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company or (iii) issued by July 31, 2019.

(4)	Includes 100,000 shares issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company or (iii) issued by July 31, 2019.

(5)	Shares purchased under a Subscription Agreement dated March 10, 2015 as founder shares.

(6)	Includes 750,000 shares issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreements with Kendall Almerico and Kevin Harrington. The Company plans to issue the shares as soon as practicable after the filing of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders	-	-	-
Plans not approved by shareholders*	300,000	-	-

The Company agreed to issue options to purchase 300,000 shares of its common stock pursuant to agreements for director services with three directors, Ron G. Landmann, M.D., Dr. John A. England, PHD and Michael A. Hendrickson, however, as of the date of the filing of this Report, the shares and options have not been issued and the Company is therefore in default regarding this provision of the agreements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since March 10, 2015 (inception) and each currently proposed transaction in which:

●	We have been or will be a participant;

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	any of our directors, executive officers, beneficial owners of more than 5% of our capital stock or promoters, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Mr. Owens is deemed a “promoter” of our company as that term is defined in the rules and regulations promulgated under the Securities Act of 1933.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. The terms of the following transactions between related parties were not determined as a result of arm’s length negotiations. When such transactions arise, they are referred to our board of directors for its consideration.

In connection with the formation of our company, we issued an aggregate of 97,000,000 shares of our common stock to James Owens, in exchange for a cash contribution of $9,700.

James Owens, the controlling shareholder of the Company, loaned the Company a net total of $166,860 for the period from March 10, 2015 (Inception) to December 31, 2018. These funds have been used for organization and working capital to date. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens. Mr. Owens has orally agreed not to demand repayment of his loans until such time as we have sufficient capital resources to repay such loans.

On August 16, 2017, we entered into an Amended and Restated Consulting Agreement with James Owens. Under the terms of the agreement, Mr. Owens’ duties include: strategic alliances, mergers and acquisitions; corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by us; business development and business advertising and due diligence processes. The term of the agreement commenced on August 16, 2017 and continues for a period of five years. Mr. Owens will receive a monthly retainer of $20,000 per month for his services.

On September 28, 2018, we entered into a Second Amended and Restated letter of intent with Soft Tech, an entity that is wholly owned by our founder, to exclusively license its Gigabyte Slayer software and on September 28, 2018 a Second Amended and Restated Letter of Intent to exclusively license its WARP-G software and further develop and commercialize both products throughout the world. In addition, the license agreement related to Gigabyte Slayer will include a clause that provides that if at any time during the term of the license Soft Tech develops or creates a software solution that it seeks to commercialize by way of marketing, selling or licensing to a third party (the “Future Software Products”), Soft Tech must first offer the Future Software Products to the Company on the same terms that Soft Tech seeks from a third party. Should the Company be unwilling or unable to enter into an agreement with Soft Tech to purchase or license the Future Software Products within 60 days from receipt of written notice of the offer from Soft Tech, then Soft Tech may sell or license the Future Software Products to a third party upon the same terms and conditions offered by Soft Tech to the Company. James Owens, the controlling shareholder of our company owns Soft Tech. Upon entering into license agreements with Soft Tech, we agreed to pay them a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the Gigabyte Slayer software and a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the WARP-G software application. The closing dates on these license agreements must occur no later than 90 days after our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. The closing is conditioned upon us entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason. See “Item 1 Business.”

On June 30, 2017, we entered into an Intellectual Property Purchase Agreement with Webstar Networks (the “IP Purchase Agreement”). James Owns, the controlling shareholder of our company controls the voting power of Webstar Networks. Under the terms of this agreement, we agreed to purchase and Webstar Networks agreed to sell to us all intellectual property associated with the Webstar eCampus software and website www.webstarecampus.com and other assets associated with the operation of this website. The purchase price for these assets was 17,000,000 shares of our unregistered common stock. The closing date must occur no later than July 31, 2018 and is conditioned upon our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. Additionally, the IP Purchase Agreement contains additional covenants, representations and warranties that are customary of asset purchase and sale agreements. On May 12, 2018, we entered into an amendment to the IP Purchase Agreement whereby we issued 17,000,000 shares of our unregistered common stock and a promissory note in the principal amount of $675,000 payable upon completion of a sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore we may not be able to execute the foregoing as planned. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note we issued on May 12, 2018. See “Item 1 Business – Purchase of Webstar eCampus Assets.”

We plan to enter into a technology services agreement with Soft Tech to support our information technology operations, including the development and support of the Gigabyte Slayer, WARP-G and the Webstar eCampus software solutions once we complete these transactions. We plan to pay Soft Tech a fee for these services that is comprised of cash in the amount of $500 per month per employee for user support and network operations and $10,000 per month for tier III technical support for the Gigabyte Slayer, WARP-G and eCampus software. In addition, we plan to award Soft Tech an option to purchase 15,000,000 shares of our common stock. The stock options would vest 20% on each anniversary of the award date and will expire 10 years after the date they are awarded. These terms will be included in a technology services agreement we plan to enter into in conjunction with the completion of the Gigabyte Slayer software license, the WARP-G software license and the purchase of the Webstar eCampus software.

Joseph P. Stingone, Sr., our Chief Executive Officer has provided us with the use of our principal offices located at 4231 Walnut Bend, Jacksonville, FL 32257 free of charge until such time as our registration statement becomes effective and sufficient funds have been raised to support our business operations. At that time, a lease arrangement will be made.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed or to be billed to the Company by its independent registered public accounting firm, Friedman LLP, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$51,426	$35,600
Tax fees
Total	$51,426	$35,600

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Friedman LLP, was compatible with the maintenance of the firm’s independence in the conduct of its audits.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following are filed as part of this report:

Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8	Amended and Restated Consulting Agreement between Webstar Technology Group, Inc. and James Owens dated August 16, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.11	Promissory Note issued by Webstar Technology Group, Inc. in favor of Webstar Networks Corporation dated May 12, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.12 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated September 12, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13 +	Executive Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated June 16, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.14 +

Executive Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 1, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.15 +	Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated November 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.16	Amendment to Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated April 3, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.17 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated May 15, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.18 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated May 15, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.19 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 15, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.20	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.21	Amended and Restated Promissory Note issued by Webstar Technology Group, Inc. to Webstar Networks Corporation on May 12, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.22	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.23	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: May 14, 2019	By:	/s/ Joseph P. Stingone, Sr.
Joseph P. Stingone, Sr. Chief Executive Officer (principal executive officer)

Dated: May 14, 2019	By:	/s/ Harold E. Hutchins
Harold E. Hutchins Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Joseph P. Stingone	Director Dated: May 14, 2019
Joseph P. Stingone, Sr.

/s/ Ron Landmann, M.D.	Director Dated: May 14, 2019
Ron Landmann, M.D.

/s/ Michael Hendrickson	Director Dated: May 14, 2019
Michael Hendrickson

/s/ John England, M.D.	Director Dated: May 14, 2019
John England, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Webstar Technology Group, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Friedman LLP

We have served as the Company’s auditors since 2016

Marlton, New Jersey

May 14, 2019

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2018	2017
ASSETS

Current assets
Cash	$5,241	$13,355
Accounts receivable	1,256	-
Total current assets	6,497	13,355
Intangible asset – eCampus Software-net of accumulated amortization of $8,800	8,000	-
Total assets	$14,497	$13,355

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accrued stock compensation	$3,116,667	$3,016,667
Accrued salaries and related expense	1,604,732	958,832
Accrued consulting fees – related parties	330,000	90,000
Accrued consulting fees	143,950	120,250
Accrued professional fees	56,756	16,830
Due to shareholder	179,230	93,413
Note payable-related party	675,000	-
Total current liabilities	6,106,335	4,295,992

Commitments

Shareholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; None issued and outstanding	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 114,300,000 and 9,730,000 issued and outstanding as of December 31, 2018 and 2017, respectively	11,430	9,730
Additional paid-in-capital	-	-
Accumulated deficit	(6,103,268)	(4,292,367)
Total shareholders’ deficit	(6,091,838)	(4,282,637)

Total liabilities and shareholders’ deficit	$14,497	$13,355

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2018	2017

Revenue-eCampus	$2,505	$-
Cost of sales	8,800	-
Gross margin	(6,295)	-
Operating expenses
Salaries and related expense	645,900	753,550
Stock compensation expense	100,000	650,000
General and administrative	398,806	234,476
Impairment loss	71,200	-
Total operating expenses	1,215,906	1,638,026

Net loss before taxes	(1,222,201)	(1,638,026)
Income tax expense	-	-
Net loss	$(1,222,201)	$(1,638,026)

Net loss per share-basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding-basic and diluted	108,198,630	97,300,000

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Shareholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	-	$-	97,300,000	$9,730	$-	$(2,654,341)	$(2,644,611)
Net loss			-	-		(1,638,026)	(1,638,026)
Balance, December 31, 2017	-	-	97,300,000	9,730	-	(4,292,367)	(4,282,637)

Asset Purchase- Related Party	-	-	17,000,000	1,700	-	(588,700)	(587,000)
Net loss	-	-	-	-	-	(1,222,201)	(1,222,201)

Balance, December 31, 2018	-	$-	114 ,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,222,201)	$(1,638,026)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	100,000	650,000
Amortization expense	8,800	-
Change in assets and liabilities
Accounts receivable	(1,256)	-
Prepaid expenses	-	2,709
Impairment loss	71,200	-
Accrued salaries and related expense	645,900	753,550
Accrued consulting fees – related parties	263,700	138,000
Accrued professional fees	39,926	14,180
Net cash used in operating activities	(93,931)	(79,587)

Cash flows from financing activities
Loan from shareholder	355,525	94,398
Repayment of shareholder loan	(269,708)	(2,000)
Net cash provided by financing activities	85,817	92,398
Net increase in cash	(8,114)	12,811
Cash at the beginning of the period	13,355	544
Cash at the end of the period	$5,241	$13,355
Non-cash investment/financing activities
Purchased of eCampus software	$88,000	$-
Issued stock for purchase of eCampus software	1,700	-
Issued note payable for purchase of eCampus software	675,000	-

The accompanying notes are an integral part of these financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company plans to complete the license of Gigabyte Slayer and WARP-G software and payment of a promissory note issued to acquire the Webstar eCampus software using a portion of the proceeds raised in an offering of its common stock. The Company’s fiscal year end is December 31st.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US Generally Accepted Accounting Principles, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2018, the Company had an accumulated deficit of $6,103,268, and has incurred net losses of $1,222,201 and $1,638,026 for the years ended December 31, 2018 and 2017, respectively. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2018 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as its initial public offering, future equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. Management is actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Generally, the Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, the results of its marketing efforts to attract users for its software solutions, the successful launch and the acceptance of its software solutions in the marketplace, competition of its software solutions, attraction of talented and skilled employees to support the business and the ability to raise capital to support its operations.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Fair Value of Financial Instruments and Fair Value Measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
●	Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
●	Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheet for cash, accrued expenses, and due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2018 or 2017.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable cost of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in profit or loss when the changes arise. The Company incurred amortization expense of $8,800 and $0 for the year ended December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company determined that the estimated fair value of the eCampus software is less than its carrying amount and, accordingly, recognized an impairment loss of $71,200. The fair value of the software was estimated based on the estimated future cash flows from the related product.

Revenue Recognition

The Company adopted FASB ASC 606 for revenue recognition on January 1, 2018. We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $1,256 and $0 at December 31, 2018 and 2017, respectively. No provision for doubtful accounts was required at December 31, 2018 nor December 31, 2017.

As of December 31, 2018, and for the year then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and sales.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based compensation to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no dilutive securities and, therefore, basic and diluted loss per share is the same.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2018 and December 31, 2017, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Recent Accounting Pronouncements

Leases – In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance, and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of the adoption of this accounting pronouncement to its financial statements.

Stock Compensation — On June 20, 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not believe the adoption of this standard will have a material effect on the Company’s financial statements.

Credit Losses – In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses which will change the method most entities use in determining their provision for bad debts. Currently, entities base their estimate for credit losses on broad parameters which are not well defined. Under ASU 2016-13, entities must estimate credit losses on the life of credit instruments based on available data from pools of similar instruments. The Company will adopt this ASU in December 2019 for periods beginning after December 31, 2019 and does not expect it to have a material effect on the Company’s financial statements.

NOTE 3 – STOCK COMPENSATION

During the years ended December 31, 2018 and 2017, the Company granted 100,000 and 300,000 shares of the Company’s common stock, respectively, to individuals and entities who served as employees, officers and/or directors of or service providers to the Company. The Company determined the fair value of the common stock to be $1.00 per share and recorded stock based compensation expense of $100,000 and $650,000 for the years ended December 31, 2018 and 2017, respectively, which is included in the statement of operations. The shares will be issued as soon as practicable after the date of this Report, as they have not yet been issued due to logistical reasons. As of December 31, 2018 and 2017, the Company had accrued stock compensation of $3,116,667 and $3,016,667, respectively.

NOTE 4 – INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2018	12/31/2017
U.S statutory rate	21.0%	21.0%
Florida State Corporate Income Tax Rate	5.5%	5.5%
Total statutory tax rates	26.5%	26.5%
Less valuation allowance	-26.5%	-26.5%
Net	-	-

At December 31, 2018, the Company has a net operating loss carryover of approximately $2,883,031 available to offset future income for income tax reporting purposes. A deferred tax asset of $607,989 has been recognized for the carryforwards. However, no tax benefit has been reported in the 2018 financial statements for the $269,928 loss carryforward arising in 2018 because the Company believes there is less than a 50% probability that future taxable income will be sufficient to fully realize the benefit of the carryforwards. Accordingly, the $607,989 tax benefit of the loss carryforwards has been offset by a $607,989 valuation allowance. The expected tax benefit of $269,928 that would result from applying federal statutory tax rates to the pretax loss of $2,883,031 differs from amounts reported in the financial statements because of the $269,928 increase in the valuation allowance in 2018. The pre 2018 net operating loss carryover of $1,275,700 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Therefore, the net operating loss carryover is fully reserved with a valuation allowance.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2018.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2018 and 2017, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling shareholder of the Company, loaned the Company $355,525 and $94,398 during the years ended December 31, 2018 and 2017, respectively, and the Company repaid Mr. Owens $269,708 and $2,000 during the years ended December 31, 2018 and 2017, respectively. The net amount of these funds have been used for organization and working capital purposes. The financial statements reflect this liability as “Due to related party” which was $179,230 and $93,413 at December 31, 2018 and 2017, respectively. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Since the end of the fourth quarter of 2018, the company has started to pay for the automobile expenses of Mr. Owens and Joseph Stingone, for automobiles which are leased by Webstar Networks Corporation, a related party for which the Company’s founder, James Owens, controls the voting rights. The payments include insurance payments to Allstate Insurance Company and monthly premium payments for the automobiles leased for Mr. Owens and Mr. Stingone, which are $430 and $530 respectively. The automobiles and the insurance for same are in the name of Webstar Networks Corporation. There is no oral or written agreement for the Company to pay for the automobile expenses of Mr. Owens and Joseph Stingone.

On June 30, 2017 the Company entered into an Intellectual Property Purchase Agreement with Webstar Networks Corporation (“Webstar Networks”), a related party for which the Company’s founder, James Owens, controls the voting rights, (the “IP Purchase Agreement”). Under the terms of this agreement, the Company purchased all intellectual property associated with the eCampus software and website www.webstarecampus.com and other assets associated with the operation of this website. The Company refers to these assets as the “Webstar eCampus” assets. On May 12, 2018, the Company entered into an amendment to the IP Purchase Agreement whereby it completed the purchase of the Webstar eCampus assets and issued 17,000,000 shares of its unregistered common stock and a promissory note in the principal amount of $675,000, with an interest accruing thereunder after maturity at 3.5% per annum, payable upon completion of a sale of a minimum of $3,000,000 of the Company’s common stock in the planned offering of its common stock pursuant to its Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore the Company may not be able to execute the foregoing as planned. On June 30, 2018, the Company entered into a Second Amendment to the IP Purchase Agreement whereby it agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note.

On August 16, 2017, the Company entered into an Amended and Restated Consulting Agreement with James Owens. Under the terms of the agreement, Mr. Owens’ duties include: strategic alliances, mergers and acquisitions; corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by the Company; business development and business advertising and due diligence processes. The term of the agreement commenced on August 16, 2017 and continues for a period of five years. Mr. Owens will receive a monthly retainer of $20,000 per month for his services. This amount has been accrued and will be paid upon the occurrence of a Financing Event. Consulting services expense of $240,000 and $90,000 were recorded in the years ended December 31, 2018 and 2017, respectively, in the accompanying statements of operations. Included in accrued consulting fees were $330,000 and $90,000 at December 31, 2018 and 2017, respectively, on the accompanying balance sheets relative to Mr. Owens.

On September 28, 2018, the Company entered into a Second Amended and Restated letter of intent with Soft Tech, an entity that is wholly owned by the Company’s founder, to exclusively license its Gigabyte Slayer software and on September 28, 2018 a Second Amended and Restated Letter of Intent to exclusively license its WARP-G software and further develop and commercialize both products throughout the world. In addition, the license agreement related to Gigabyte Slayer will include a clause that provides that if at any time during the term of the license Soft Tech develops or creates a software solution that it seeks to commercialize by way of marketing, selling or licensing to a third party (the “Future Software Products”), Soft Tech must first offer the Future Software Products to the Company on the same terms that Soft Tech seeks from a third party. Should the Company be unwilling or unable to enter into an agreement with Soft Tech to purchase or license the Future Software Products within 60 days from receipt of written notice of the offer from Soft Tech, then Soft Tech may sell or license the Future Software Products to a third party upon the same terms and conditions offered by Soft Tech to the Company. Upon entering into license agreements with Soft Tech, the Company agreed to pay Soft Tech a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the Gigabyte Slayer software and a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the WARP-G software application. The closing dates on these license agreements must occur no later than 90 days after the Company’s sale of a minimum of $3,000,000 of the Company’s common stock in the planned offering of the Company’s common stock pursuant to the Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019. However the offering has not yet commenced and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore the Company may not be able to execute the foregoing as planned. The closing is conditioned upon the Company entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason.

Joseph P. Stingone, Sr., the Company’s Chief Executive Officer has provided the use of its principal offices located at 4231 Walnut Bend, Jacksonville, FL 32257 free of charge, except for utilities, repairs, and maintenance until such time as the registration statement becomes effective and sufficient funds have been raised to support its business operations. At that time, a lease arrangement will be made. No lease has been consummated to date.

The Company paid Mr. Harold Hutchins, CFO of the Company, $9,000 and $0 during the years ended December 31, 2018 and 2017 respectively, for work related to preparation of the Company’s financial statements, Forms S-1, and the answers to the SEC’s comments on the S-1 submittals.

During the years ended December 31, 2018 and 2017, the Company paid Mary Trapani, a shareholder, $3,000 and $0, respectively, for work related to employment contracts and general human resource consulting.

The Company paid its Chief Marketing Officer, Mr. Gene Fedele, and his company $3,930 and $0 during the years ended December 31, 2018 and 2017, respectively, for the design of the Company’s letterhead and business cards including reimbursement of expenses related thereto, and additionally the design of several Power Point presentations and valuation work.

The purchase of the eCampus software from Webstar Networks, a related party, was consummated in the quarter ended June 30, 2018 on May 12, 2018. The purchase of the asset was recorded at Webstar Networks’ book value of $88,000 with the corresponding issuance of 17,000,000 shares of common stock recorded at total par value of $1,700 and the note payable-related party of $675,000. Since the purchase was from a related party, the related party’s actual development cost was used to record the intangible asset value. Additionally, since the Company did not have Additional Paid-in-Capital, a charge of $588,700 was made to Accumulated Deficit for the difference between the note payable issued of $675,000 and the asset value of $88,000 in accordance with US GAAP. The intangible asset value will be amortized and charged to current earnings over its estimated useful life of five years using the straight-line method. At December 31, 2018, the Company determined, based on probable future cash flows from the eCampus software, that the estimated fair value was less than the carrying value and, accordingly, recorded an impairment loss of $71,200 on the asset. The future amortization of the intangible asset will be based upon the new carrying value of the asset.

NOTE 6 - COMMITMENTS

Commitments

On March 10, 2015, the Company signed an agreement with Dr. John A. England, PhD, for director services. Under the terms of the agreement, he consents to serve as a Director of the Company for a term of up to two (2) years. Such agreement calls for his director service compensation to be as follows: (i) $3,000 for attendance at the Company’s quarterly board of directors meeting, and (ii) once the company’s public offering is effective, stock options to purchase 100,000 shares of the Company’s unregistered common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant (the “Options”). As of the date of this Report, the options have not been issued due to logistical reasons and therefor the Company is currently in default of this provision. The Company plans to issue the options as soon as practicable after the filing of this Report. The Options will be granted in accordance with the Company’s Stock Option Plan and shall vest 50% one year from the Date of Grant and the other 50% two years from the Date of Grant so long as he is a member of the Company’s Board of Directors. No compensation has been recorded or accrued for the years ended December 31, 2018 and 2017 as no services have been rendered.

On June 30, 2015, the Company signed an agreement each with Mr. Kevin Harrington and Mr. Kendall Almerico for director services. Such agreements call for their director service compensation to be paid in shares annually for three years of 250,000 each year starting June 30, 2015 or a total of 750,000 each at June 30, 2017. The shares were to be issued to these directors upon the occurrence of the earlier of a Financing Event (as defined below) or July 31, 2018. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this report. Such shares have been recorded as stock compensation expense of $0 and $125,000 on the accompanying statements of operations for each director and $750,000 is reflected as accrued stock compensation at December 31, 2018 and 2017 on the accompanying balance sheets, respectively.

On August 22, 2017, the Company signed an agreement with Ron G. Landmann, M.D. for director services. Under the terms of the agreement, he consents to serve as a Director of the Company for a term of up to two (2) years. Such agreement calls for his director service compensation to be as follows: (i) $3,000 for attendance at the Company’s quarterly board of directors meeting, (ii) Once the Company’s registration is effective, he will receive 100,000 shares of the Company’s voting common stock and (iii) Once the Company’s registration is effective, stock options to purchase 100,000 shares of the Company’s registered common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant (the “Options”). As of the date of the filing of this Report, the shares and options have not been issued due to logistical reasons and the Company is therefore in default regarding this provision of the agreement. The Company plans to issue the shares and options as soon as practicable after the filing of this Report. The Options shall vest 50% one year from the Date of Grant and the other 50% two years from the Appointment Date so long as he is a member of the Company’s Board of Directors. The shares that were granted have been recorded as stock compensation expense of $0 and $100,000 for the years ended December 31, 2018 and 2017, respectively and reflected as accrued stock compensation of $100,000 at December 31, 2018 and 2017, respectively, on the accompanying balance sheets.

On August 30, 2017, the Company signed an agreement with Michael A. Hendrickson for director services. Under the terms of the agreement, he consents to serve as a Director of the Company for a term of up to two (2) years. Such agreement calls for his director service compensation to be as follows: (i) $3,000 for attendance at the Company’s quarterly board of directors meeting, (ii) Once the Company’s registration is effective, he will receive 100,000 shares of the Company’s voting common stock and (iii) Once the Company’s registration is effective, stock options to purchase 100,000 shares of the Company’s registered common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant (the “Options”). As of the date of the filing of this Report, the shares and options have not been issued due to logistical reasons and the Company is therefore in default regarding this provision of the agreement. The Company plans to issue the shares and options as soon as practicable after the filing of this Report. The Options shall vest 50% one year from the Date of Grant and the other 50% two years from the Appointment Date so long as he is a member of the Company’s Board of Directors. The shares that were granted have been recorded as stock compensation expense of $0 and $100,000 for the years ended December 31, 2018 and 2017, respectively and reflected as accrued stock compensation of $100,000 at December 31, 2018 and 2017, respectively, on the accompanying balance sheets.

Consulting Services

On March 24, 2015, the Company signed an agreement with iTV Partners.tv, Inc. for consulting services. Such agreement calls for the payment of a monthly retainer fee of $2,500 starting April 1, 2015. This amount has been accrued and will be paid upon the occurrence of a Financing Event. Consulting services expense of $7,500 and $30,000 were recorded in each year ended December 31, 2018 and 2017, respectively, in the accompanying statements of operations. Accrued consulting fees were $88,750 and $81,250 at December 31, 2018 and 2017, respectively, in the accompanying balance sheets. In addition to the monthly retainer, iTV Partners.tv, Inc. will be issued 250,000 shares of the Company’s unregistered common stock upon the occurrence of the earlier of a Financing Event or July 31, 2018. As of the date of the filing of this Report, the shares have not been issued due to logistical reasons and the Company is therefore in default regarding this provision of the agreement. The Company plans to issue the shares to iTV Partners.tv Inc., as soon as practicable after the filing of this Report. Such shares are reflected as accrued stock compensation of $250,000 at December 31, 2018 and 2017 on the accompanying balance sheets. On March 21, 2018 the Company canceled its consulting agreement with iTV Partners effective March 31, 2018.

On November 1, 2015, the Company signed an agreement with Blue Water Acquisitions, LLC-Series 4 for consulting services. Such agreement calls for the payment of a monthly retainer fee of $1,500 starting November 1, 2015. This amount has been accrued and will be paid upon the occurrence of a Financing Event. Consulting services expense of $18,000 was recorded in each year ended December 31, 2018 and 2017 in the accompanying statements of operations. Accrued consulting fees were $57,000 and $39,000 at December 31, 2018 and 2017, respectively, in the accompanying balance sheets. In addition to the monthly retainer, Blue Water Acquisitions, LLC-Series 4 will be issued 100,000 shares of the Company’s common stock for each year of service. Such shares have been recorded as stock compensation expense of $100,000 in the accompanying statement of operations for each year ended December 31, 2018 and 2017. The shares will be issued based upon each anniversary date of the contract until terminated. As of December 31, 2018, 300,000 shares have been granted. Shares will be issued upon the occurrence of the earlier of a Financing Event or July 31, 2018. As of the date of the filing of this Report, the shares have not been issued due to logistical reasons and the Company is therefore in default regarding this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this Report. Accrued stock compensation was $316,667 and $216,667 at December 31, 2018 and 2017 on the accompanying balance sheets, respectively.

Executive Employment Agreements

Joseph P. Stingone, Sr. As of September 12, 2016, Mr. Stingone and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chairman, Chief Executive Officer and President. The term of this agreement is for a period of one year from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Mr. Stingone’s compensation will be: (i) salary of $250,000 per year, (ii) 250,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. Mr. Stingone’s earned salary expense was $250,000 for the years ended December 31, 2018 and 2017, respectively, in the accompanying statements of operations. The related accrued salary expense was $575,000 and $325,000 for the years ended December 31, 2018 and 2017, respectively, in the accompanying balance sheets. Mr. Stingone’s share compensation was recorded in the Company’s stock compensation expense at the time of the agreement as $250,000 and is reflected as accrued stock compensation at December 31, 2018 and 2017 in the accompany balance sheets.

Nan A. Kreamer. As of September 13, 2016, Ms. Kreamer and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Financial Officer and Treasurer. The term of this agreement is for a period of one year from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Ms. Kreamer’s compensation will be: (i) salary of $200,000 per year, (ii) 200,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. Ms. Kreamer resigned effective as of March 18, 2018. Ms. Kreamer’s earned salary expense was $50,000 and $200,000 for the years ended December 31, 2018 and 2017, respectively, in the accompanying statements of operations. The related accrued salary expense was $309,444 and $259,444 for the years ended December 31, 2018 and 2017, respectively, in the accompanying balance sheets. Ms. Kreamer’s share compensation was recorded in the Company’s stock compensation expense at the time of the agreement as $200,000 and is reflected as accrued stock compensation at December 31, 2018 and 2017 in the accompanying balance sheets. As of the date of this report the Company has not yet issued the shares due to logistical reasons and the Company is currently in default under this provision of the agreement. The Company plans to issue the shares as soon as practicable after the filing of this report.

David Herzfeld. As of June 16, 2016, Mr. Herzfeld and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Technology Officer. The term of this agreement is for a period of two years from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Mr. Herzfeld’s compensation will be: (i) salary of $100,000 per year for the first six months of the term and $150,000 on an annual basis for each year thereafter until the contract is terminated (ii) 250,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. Mr. Herzfeld’s earned salary expense was $150,000 for the years ended December 31, 2018 and 2017, respectively, in the accompanying statements of operations. The related accrued salary expense was $356,250 and $206,250 for the years ended December 31, 2018 and 2017, respectively, in the accompanying balance sheets. Mr. Herzfeld’s share compensation is recorded in the Company’s stock compensation expense at the time of the agreement as $250,000 and is reflected as accrued stock compensation at December 31, 2018 and 2017 in the accompanying balance sheets.

Eugene Fedele. On May 1, 2017, Mr. Eugene Fedele and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Marketing Officer. The term of this agreement is for a period of one year from the date of its execution and renews automatically for one-year periods unless a written notice of termination is provided not less than 30 days prior to the automatic renewal date. The agreement provides that Mr. Fedele’s compensation will be: (i) salary of $150,000 per year, (ii) 100,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. Mr. Fedele’s earned salary expense was $150,000 and $100,000 for the years ended December 31, 2018 and 2017, respectively, in the accompanying statements of operations. The related accrued salary expense was $250,000 and $100,000 for the years ended December 31, 2018 and 2017, respectively, in the accompanying balance sheets. Mr. Fedele’s share compensation is recorded in the Company’s stock compensation expense at the time of the agreement as $100,000 and is reflected as accrued stock compensation at December 31, 2018 and 2017 in the accompanying balance sheets.

Common Provisions of Executive Employment Agreements. Executives are entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs it offers to all company executives and reimbursement of expenses incurred in the course of employment. If an Executive’s employment is terminated without cause, the executive is entitled to be paid their compensation through the end of the remaining term. If the executive’s employment is terminated with cause, they are not entitled to any compensation as of the termination date. During the term of employment and for a period of two years thereafter, the executive agreed to refrain from engaging in a business that is or plans to offer products or services offered by the Company or engages in any other business in which the Company is engaged. In addition, the executive agreed to keep certain information of the Company confidential.

Financing Event as included in the Director, Consultant and Executive Employment Agreements. The shares of common stock that are issuable pursuant to the agreements with the Company’s Board of Directors, consultants and executive officers are issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event does not occur by July 31, 2019, the Company agreed to issue the shares to the director, consultant or employee or their respective designee. Also, if the Company is acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the Shares will be issued and delivered to the executive immediately prior to the closing of the transaction so that the executive will receive their percentage of the compensation in kind for the acquisition or merger.

Employment Agreement Amendments

In May 2018, the Company entered into amendments to the employment agreements with Joseph P. Stingone, David Herzfeld and Eugene Fedele to provide their services on an as-needed basis and in no event are they obligated to devote more than five hours per week to the Company’s business affairs until the effective date of a registration statement filed by the Company with the SEC. This change was retroactive to September 12, 2016, the effective date of their employment agreements with the Company. Upon the effective date of a registration statement and the Company having secured sufficient funds to support its business operations, these individuals will be obligated to devote their full working time and attention to the business and affairs of the Company for the remaining term of their employment agreement. In addition, the amendment provides that we may pay the compensation under the employment agreements when the Company has sufficient cash resources as determined by its board of directors.

The following table is a summary of the foregoing shares of the Company’s common stock and option to purchase shares of the Company’s common stock, the amounts of same, and the dates of issuance:

Name	Shares Issuable	Options Issuable	When Issuable
Dr. John A. England, PhD	-	100,000	*
Kevin Harrington	750,000	-	*
Kendall Almerico	750,000	-	*
Ron G. Landmann, M.D.	100,000	100,000	*
Michael A. Hendrickson	100,000	100,000	*
iTV Partners.tv, Inc.	250,000	-	*
Blue Water Acquisitions, LLC-Series 4	300,000	-	*
Joseph P. Stingone, Sr	250,000	-	July 31, 2019
Nan A. Kreamer	200,000	-	*
David Herzfeld	250,000	-	July 31, 2019
Eugene Fedele	100,000	-	July 31, 2019

* The Company plans to issue these shares/options as soon as practicable after the filing of this report, as they have not yet been issued due to logistical reasons.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent Events

Subsequent to December 31, 2018, James Owens, the Company’s majority shareholder, continued to loan the Company funds to continue operations as the Company’s revenue remained minimal. Subsequent to December 31, 2018 to date, Mr. Owens loaned the Company $368,203 and the Company repaid Mr. Owens $339,171.

On March 25, 2019 the Company issued a promissory note and borrowed $45,000 from Mr. Leonard Weinstein, an individual. The terms of the note state that repayment along with accrued interest is due on the last day of the month following a funding event. The note bears interest at a rate of 25% per annum along with an origination fee of $15,000 also due at maturity.

