Form 10-Q
period 2019-03-31
Webstar Technology Group Inc.
filed 2019-07-03
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 333-222325

Webstar Technology Group, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	37-1780261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4231 Walnut Bend Jacksonville, Florida 32257	32257
(Address of principal executive offices)	(Zip code)

(800) 608-6344 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of July 3, 2019, there were 114,300,000, shares of common stock, $0.0001 par value per share of the registrant outstanding.

2

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

4

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$55,272	$5,241
Accounts receivable	100	1,256
Total current assets	55,372	6,497
Intangible asset-net of accumulated amortization of $9,200 and $8,800 at March 31, 2019 and December 31, 2018, respectively	7,600	8,000
Total assets	$62,972	$14,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$12,175	$-
Accrued stock compensation	3,141,667	3,116,667
Accrued salaries and related expense	1,752,751	1,604,732
Accrued consulting fees	147,950	143,950
Accrued consulting fees – related party	390,000	330,000
Accrued professional fees	46,423	56,756
Deferred revenue	746	-
Due to shareholder	238,563	179,230
Note payable-related party	675,000	675,000
Note payable	40,000	-
Total current liabilities	6,445,275	6,106,335

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; None issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 114,300,000 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	11,430	11,430
Additional paid-in-capital	-	-
Accumulated deficit	(6,393,733)	(6,103,268)
Total shareholders’ deficit	(6,382,303)	(6,091,838)

Total liabilities and shareholders’ deficit	$62,972	$14,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$1,598	$-
Cost of sales	400	-
Gross profit	1,198	-
Operating expenses
Salaries and related expense	148,019	201,844
Stock compensation expense	25,000	25,000
General and administrative	118,644	93,688
Total operating expenses	291,663	320,532

Net loss before taxes	(290,465)	(320,532)
Income tax expense	-	-
Net loss	$(290,465)	$(320,532)

Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	114,300,000	97,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Net loss	-	-	-	-	-	(290,465)	(290,465)
Balance at March 31, 2019	-	$-	114,300,000	$11,430	$-	$(6,393,733)	$(6,382,303)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	-	$-	97,300,000	$9,730	$-	$(4,292,367)	$(4,282,637)
Net loss	-	-	-	-	-	(320,532)	(320,532)
Balance at March 31, 2018	-	$-	97,300,000	$9,730	$-	$(4,612,899)	$(4,603,169)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(290,465)	$(320,532)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	25,000	25,000
Amortization expense	400	-
Amortization – debt discount	15,000	-
Change in assets and liabilities
Accounts receivable	1,156	-
Accounts payable	12,175	-
Accrued salaries and related expense	148,019	201,845
Accrued consulting fees	4,000	12,000
Accrued consulting-related party	60,000	60,000
Accrued professional fees	(10,333)	3,170
Deferred revenue	746	-
Net cash used in operating activities	(34,302)	(18,517)

Cash flows from financing activities
Proceeds from note payable	25,000	-
Loan from shareholder	221,450	43,800
Repayment of shareholder loan	(162,117)	(37,799)
Net cash provided by financing activities	84,333	6,001

Net increase (decrease) in cash	50,031	(12,516)
Cash at the beginning of the period	5,241	13,355
Cash at the end of the period	$55,272	$839

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company plans to complete the license of Gigabyte Slayer and WARP-G software and payment of a promissory note issued to acquire the Webstar eCampus software using a portion of the proceeds planned to be raised in a planned offering of its common stock. There can be no assurance that the Company can raise the necessary proceeds, or any proceeds at all. The Company’s fiscal year end is December 31st.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2018.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2019, the Company had an accumulated deficit of $6,393,733 and has incurred net losses of $290,465 and $320,532 for the three months ended March 31, 2019 and 2018, respectively. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2019 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

The carrying amounts reported in the balance sheets for cash, accounts payable, deferred revenue, accrued expense, notes payable, and due to shareholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at March 31, 2019 or December 31, 2018.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2019 and recognized revenue of $249 of the annual fees during the 3 months ended March 31, 2019. The remaining $746 of the billed annual fees is shown as deferred revenue on the Balance Sheet at March 31, 2019. The Company recognized revenue of $1,349 from student fees during the quarter ended March 31, 2019 and $0 during the quarter ended March 31, 2018.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $100 and $1,256 at March 31, 2019 and December 31, 2018, respectively. No provision for doubtful accounts was required at March 31, 2019 nor December 31, 2018.

As of March 31, 2019, and for the quarter then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and sales.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

Leases – In February 2016, the FASB issued ASU 2016-02 which amends existing lease accounting guidance, and requires recognition of most lease arrangements on the balance sheet. In the event that the Company enters into any leases in the future, the adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. The Company adopted this accounting pronouncement on January 1, 2019. The Company currently has no lease agreements.

Stock Compensation — On June 20, 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 3 – STOCK COMPENSATION

During the year ended December 31, 2018, the Company granted 100,000 shares of the Company’s common stock to individuals and entities who served as employees, officers and/or directors of or service providers to the Company. The Company determined the fair value of the common stock to be $1.00 per share and recorded stock based compensation expense of $25,000 for each of the quarters ended March 31, 2019 and 2018, respectively, which is included in the statement of operations. The shares will be issued as soon as practicable after the date of this report, as they have not yet been issued due to logistical reasons. As of March 31, 2019 and December 31, 2018, the Company had accrued stock compensation of $3,141,667 and $3,116,667, respectively.

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	3/31/2019	12/31/2018
U.S statutory rate	21.0%	21.0%
Florida state corporate income tax rate	5.5%	5.5%
Total statutory tax rates	26.5%	26.5%
Less valuation allowance	-26.5%	-26.5%
Net	-	-

At March 31, 2019, the Company has a net operating loss carryover of approximately $2,663,334 available to offset future income for income tax reporting purposes. A deferred tax asset of $705,784 has been recognized for the carryforwards. However, no tax benefit has been reported in the March 31, 2019 financial statements for the $70,348 loss carryforward arising in the three months ended March 31, 2019 because the Company believes there is less than a 50% probability that future taxable income will be sufficient to fully realize the benefit of the carryforwards. Accordingly, the $705,784 tax benefit of the loss carryforwards has been offset by a $705,784 valuation allowance. The expected tax benefit of $70,348 that would result from applying federal statutory tax rates to the pretax loss of $290,465 differs from amounts reported in the financial statements because of the $70,348 increase in the valuation allowance in the three months ended March 31, 2019. The pre 2018 net operating loss carryover of $1,275,700 will expire in various years through 2037, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Therefore, the net operating loss carryover is fully reserved with a valuation allowance.

The Company had no material unrecognized income tax assets or liabilities as of March 31, 2019.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the quarters ended March 31, 2019 and 2018, there was no income tax, or related interest and penalty items in the income statements. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling shareholder of the Company, loaned the Company $221,450 and $43,800 during the quarters ended March 31, 2019 and 2018, respectively. The Company repaid Mr. Owens $162,117 and $37,799 during the quarters ended March 31, 2019 and 2018, respectively. These funds have been used for organization and working capital purposes. The unaudited condensed financial statements reflect this liability as “Due to related party” which was $238,563 and $179,230 at March 31, 2019 and December 31, 2018, respectively. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

During the quarter ended June 30, 2018 the Company issued a $675,000 note payable to Webstar Networks, a related party, for the purchase of eCampus software. The note is non-interest bearing and becomes due upon a sale of at least $5,000,000 in the planned offering of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019.

NOTE 6 – NOTES PAYABLE

On March 25, 2019 the Company issued a promissory note to Leonard Weinstein, an individual, for the face amount of $45,000 with an interest rate of 25% per annum. Payment of principal and interest are due on the maturity date which is defined as the last day of the month following a funding event. The Company also agreed to pay a loan origination fee of $15,000 for this loan. As of March 31, 2019, the Company had borrowed $25,000 on this note payable. The obligation for the origination fee was expensed and is included in interest expense in the statement of operations. A copy of the promissory note is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

NOTE 7 - COMMITMENTS

Commitments

The following table is a summary of the shares of the Company’s common stock and options to purchase shares of the Company’s common stock pursuant to employment, directors, and consulting agreements, the amounts of stock and options, and the dates of issuance:

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent Events

On June 7, 2019 the Company’s Board of Directors approved new form of employment agreements for its top management. As of the date of this report, the employment agreements have not been executed but are expected to be executed within thirty days of the filing of this report, however there can be no assurance that the foregoing can occur as planned or at all. The new agreements include signing bonuses in the aggregate amount of $2,759,615 which will be accrued and expensed when signed. The signing bonuses will not be paid until after the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in at least $3,000,000 of gross proceeds to the Company (the “Funding Event”). However, if after the Funding Event, it becomes clear that the payments under any executed employment agreements are not possible, then, an alternative payment plan will be determined thereunder by the Company’s then Chief Executive Officer and Board, not to exceed two (2) years from the time of such executives start date until the last payment. Upon execution of the employment agreements, the aggregate annual salaries of the Company’s top management will be $1,700,000. Additionally, pursuant to the form of employment agreements, the Company agreed to issue to executives who enter into such agreement and to certain non-executive employees, shares of its common stock totaling 2,200,000 shares of common stock, to be issued upon a raise by the Company of $20,000,000.

On June 7, 2019 the Company’s Board of Directors approved the issuance of fifty million (50,000,000) shares of the Company’s common stock to Webstar Networks, a related party controlled by James Owens, in recognition of Mr. Owens provision of the required funds to keep the Company operating. The shares have not yet been issued.

On June 7, 2019 the Company’s Board of Directors approved the issuance of two hundred thousand (200,000) shares of the Company’s common stock to its CFO upon the signing of his employment agreement. The shares have not yet been issued.

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, Interim Chief Executive Officer, founder, and controlling shareholder  of the Company, loaned the Company $198,068 subsequent to March 31, 2019 through the date of this report. The Company repaid Mr. Owens $211,448 subsequent to March 31, 2019 through the date of this report.

On June 7, 2019, the due to an unexpected illness of the Company’s Chief Executive Officer, Joseph P. Stingone Sr., the Company’s Board of Directors appointed James Owens to serve as the Company’s Interim Chief Executive Officer, effective immediately.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the unaudited condensed financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company plans to complete the license of Gigabyte Slayer and WARP-G software and payment of a promissory note issued to acquire the Webstar eCampus software using a portion of the proceeds planned to be raised in a planned offering of its common stock. There can be no assurance that the Company can raise the necessary proceeds, or any proceeds at all. The Company’s fiscal year end is December 31st.

Recent Developments

On June 7, 2019 the Company’s Board of Directors approved new form of employment agreements for its top management. A copy of the form of employment agreements, is attached hereto as Exhibit 10.2, and is incorporated by reference herein. As of the date of this report, the employment agreements have not been executed but are expected to be executed within thirty days subsequent to this report, however there can be no assurance that the foregoing can occur as planned or at all. The new agreements include signing bonuses in the aggregate amount of $2,759,615 which will be accrued and expensed when signed. The signing bonuses will not be paid until after the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in at least $3,000,000 of gross proceeds to the Company (the “Funding Event”). However, if after the Funding Event, it becomes clear that the payments under any executed employment agreements are not possible, then, an alternative payment plan will be determined thereunder by the Company’s then Chief Executive Officer and Board, not to exceed two (2) years from the time of such executives start date until the last payment. Upon execution of the employment agreements, the aggregate annual salaries of the Company’s top management will be $1,700,000. Additionally, pursuant to the form of employment agreements, the Company agreed to issue to executives who enter into such agreement and to certain non-executive employees, shares of its common stock totaling 2,200,000 shares of common stock, to be issued upon a raise by the Company of $20,000,000.

On June 7, 2019 the Company’s Board of Directors approved the issuance of fifty million (50,000,000) shares of the Company’s common stock to Webstar Networks, a related party controlled by James Owens, in recognition of Mr. Owens provision of the required funds to keep the Company operating. The shares have not yet been issued. When issued, the Company plans to rely on the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Such securities will be restricted as to their transferability as set forth in Rule 144 under the Securities Act.

On June 7, 2019, the Company’s Board of Directors approved a resolution to increase the number of seats on the Company’s Board of Directors to nine (9) and on the same date, appointed Mr. James Owens and Mr. Sanford Simon to serve as members of the Company’s Board of Directors effective on the same date. On June 7, 2019, the Company’s Board of Directors appointed James Owens as Chairman and Joe Stingone as Vice Chairman of the Company’s Board of Directors and on the same date appointed James Owens to serve as the Company’s Chief Technology Officer. It is planned that James Owens will enter into the form of employment agreement with the Company in the form attached hereto as Exhibit 10.2, in his capacity as the Company’s Chief Technology Officer.

On June 7, 2019, the Company’s Board of Directors established and audit committee and a compensation committee, with each to be comprised of two (2) members, each of which are currently members of the Company’s Board of Directors, as follows:

Audit Committee:

Dr. John England, to serve as Chairman of the Audit Committee,

Mr. Michael Hendrickson

Compensation Committee:

Mr. Michael Hendrickson, to serve as Chairman of the Compensation Committee

Dr. John England.

On June 7, 2019, the due to an unexpected illness of the Company’s Chief Executive Officer, Joseph P. Stingone Sr., the Company’s Board of Directors, appointed James Owens to serve as the Company’s Interim Chief Executive Officer, effective immediately.

Plan of Operations

Webstar eCampus Plans. Following completion of the planned sale of the minimum offering of shares of our common stock pursuant our Registration Statement on Form S-1, declared effective by the SEC on February 8, 2019, we intend to begin a sales and marketing campaign for our Webstar eCampus virtual classroom access platform Webstar eCampus. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Our marketing campaign will consist of creating and establishing brand awareness and industry positioning and implementing a go-to-market program that includes a responsive website, social media marketing and communications via LinkedIn and Google search engine optimization. We expect to outsource parts of our planned marketing campaign to providers with expertise in these areas. We intend to hire an in-house sales manager who will be responsible for sales and coordination with technical support for implementation and operation of customer eCampus website operations. Our sales efforts will be further supported by other members of our executive management team who are expected to use their industry contacts and expertise to assist in the sales process. We expect this phase of our planned operations to be carried out over the 12-month period following completion of sales of the minimum number of shares in the planned offering of our common stock.

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

Results of Operations for the three months ended March 31, 2019 and 2018

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2019 and 2018.

Net Sales

Revenue was $1,598 and $0 for the three months ended March 31, 2019 and 2018, respectively. The increase was due to the acquisition of eCampus and the commencement of operations. Gross profit was $1,198 and $0 for the three months ended March 31, 2019 and 2018, respectively. The increase was due to the acquisition of eCampus and the commencement of operations.

Operating Expenses

Total operating expenses which are comprised of salaries and related expense, stock compensation expense, consulting services and general and administrative expenses were $291,663 and $320,532 for the three months ended March 31, 2019 and 2018, respectively. The decrease is primarily attributable to a decrease in salaries and related expense, and slightly increased by general and administrative expenses.

Net Loss

The net loss was $290,465 and $320,532 for the three months ended March 31, 2019 and 2018, respectively. This decrease is primarily a result of the decrease in total operating expenses discussed above and a slight increase in revenue and gross profit.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2019 our working capital deficit amounted to $6,389,903, an increase of $290,065 as compared to working capital deficit of $6,099,838 as of December 31, 2018. This increase is primarily a result of an increase in accrued liabilities consisting of accrued stock compensation, salaries and related expense and consulting fees.

Net cash used in operating activities was $34,302 during the three months ended March 31, 2019 compared to $18,517 for the three months ended March 31, 2018. The change in cash from operating activities is primarily attributable to a decrease in accrued salaries and related expense, accrued consulting and professional fees and partially offset by an increase in accounts payable.

Net cash provided by financing activities was $84,333 during the three months ended March 31, 2019 compared to $6,001 in the three months ended March 31, 2018. The change in cash from financing activities was the result of an increase in cash received from a shareholder and the issuance of a note payable.

The unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated adequate revenues to enable profitability. Based on the current business plans and the Company’s operating requirements, management believes that the current cash balance will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as its planned initial public offering, other equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. Management is actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Since our inception, we have been funded by loans from our controlling shareholder, James Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens. Mr. Owens has orally agreed not to demand repayment of his loans until such time as we have sufficient capital resources to repay such loans. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. There can be no assurance that additional capital will be available to us. Since we have no other such arrangements or plans currently in effect, our inability to raise funds for the above purposes that exceed our current working capital will have a severe negative impact on our ability to remain a viable company.

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the three months ended March 31, 2019 of $290,465 and an accumulated deficit as of March 31, 2019 of $6,393,733. In the event we are unable to sell at least $3,000,000 of our common stock in our current offering, we will continue to operate the Webstar eCampus software virtual classroom access platform, possibly suspend its operation and delay, scale back or eliminate some or all of our business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant shareholders sufficient to meet its operating expenses while seeking to raise capital from our current offering. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the quarter ended March 31, 2019 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2018 and 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2019 and recognized revenue of $249 of the annual fees during the 3 months ended March 31, 2019. The remaining $746 of the billed annual fees is shown as deferred revenue on the Balance Sheet at March 31, 2019. The Company recognized revenue of $1,349 from student fees during the quarter ended March 31, 2019 and $0 during the quarter ended March 31, 2018.

Stock Compensation

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by Item 3.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the quarter covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified in our annual report 10-K.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.1*	Promissory Note Issued March 25, 2019.

10.2+	Form of Executive Employment Agreements (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: July 3, 2019	By:	/s/ James Owens
James Owens
Interim Chief Executive Officer
(principal executive officer)

Dated: July 3, 2019	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

