Form 10-Q
period 2019-06-30
Webstar Technology Group Inc.
filed 2019-12-17
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of December 11, 2019, there were 114,300,000, shares of common stock, $0.0001 par value per share of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$4,033	$5,241
Accounts receivable	599	1,256
Total current assets	4,632	6,497
Right- of -use assets	252,220	-
Intangible asset-net of accumulated amortization of $9,600 and $8,800 at June 30, 2019 and December 31, 2018, respectively	7,200	8,000
Total assets	$264,052	$14,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$36,122	$-
Accrued stock compensation	-	3,116,667
Accrued salaries and related expense	1,900,770	1,604,732
Accrued consulting fees	152,450	143,950
Accrued consulting fees – related party	450,000	330,000
Accrued professional fees	5,000	56,756
Accrued interest	3,021	-
Deferred revenue	497	-
Due to shareholder	226,669	179,230
Lease liability – current portion	142,547	-
Note payable-related party	675,000	675,000
Note payable	60,000	-
Total current liabilities	3,652,076	6,106,335
Lease liability – net of current portion	133,673	-
Total liabilities	3,785,749	6,106,335

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; None issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 114,300,000 issued and outstanding as of June 30, 2019 and December 31, 2018	11,430	11,430
Additional paid-in-capital	3,141,667	-
Accumulated deficit	(6,674,794)	(6,103,268)
Total shareholders’ deficit	(3,521,697)	(6,091,838)

Total liabilities and shareholders’ deficit	$264,052	$14,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$749	$-	$2,346	$-
Cost of sales	400	-	800	-
Gross profit	349	-	1,546	-
Operating expenses
Salaries and related expense	148,019	148,019	296,037	349,863
General and administrative	130,369	98,768	274,014	217,455
Total operating expenses	278,388	246,787	570,051	567,318

Interest expense	3,021	-	3,021	-
Total expenses	281,409	246,787	573,072	567,318

Net loss before taxes	(281,060)	(246,787)	(571,526)	(567,318)
Income tax expense	-	-	-	-
Net loss	$(281,060)	$(246,787)	$(571,526)	$(567,318)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding-basic and diluted	114,300,000	106,446,000	114,300,000	101,907,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Net loss	-	-	-	-	-	(290,466)	(290,466)
Balance at March 31, 2019	-	-	114,300,000	11,430	-	(6,393,734)	(6,382,304)
Net loss	-	-	-	-	-	(281,060)	(281,060)
Cancellation of shares granted to related parties not issued	-	-	-	-	3,141,667	-	3,141,667
Balance at June 30, 2019	-	$-	114,300,000	$11,430	$3,141,667	$(6,674,794)	$(3,521,697)

Balance at December 31, 2017	-	$-	97,300,000	$9,730	$-	$(4,292,367)	$(4,282,637)
Net loss	-	-	-	-	-	(320,531)	(320,531)
Balance at March 31, 2018	-	-	97,300,000	9,730	-	(4,612,898)	(4,603,168)
Net loss	-	-	-	-	-	(246,787)	(246,787)
Asset Purchase - Related
Party	-	-	17,000,000	1,700	-	(588,700)	(587,000)
Balance at June 30, 2018	-	$-	114,300,000	$11,430	$-	$(5,448,385)	$(5,436,955)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(571,526)	$(567,318)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	25,000	50,000
Amortization expense	800	-
Amortization – debt discount	15,000	-
Non-cash lease expense	24,000	-
Change in assets and liabilities
Accounts receivable	657	-
Accounts payable	36,122	-
Accrued salaries and related expense	296,037	349,863
Accrued consulting fees	8,500	16,500
Accrued consulting-related party	120,000	120,000
Accrued interest expense	3,021	-
Accrued professional fees	(51,756)	3,170
Deferred revenue	497	-
Net cash used in operating activities	(93,648)	(27,785)

Cash flows from financing activities
Proceeds from note payable	45,000	-
Loan from shareholder	421,005	83,900
Repayment of shareholder loan	(373,565)	(57,414)
Net cash provided by financing activities	92,440	26,486

Net decrease in cash	(1,208)	(1,299)
Cash at the beginning of the period	5,241	13,355
Cash at the end of the period	$4,033	$12,056

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities
Operating lease right-of-use and operating lease liabilities recorded upon the adoption of ASC 842	$274,584	$-
Cancellation of common stock shares granted not issued	$3,141,667	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2018 which was filed on May 14, 2019.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP which contemplate continuation of the Company as a going concern. Commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2019, the Company had an accumulated deficit of $3,533,127 and has incurred net losses of $571,526 for the six months ended June 30, 2019. Additionally, the Company had negative cash flows from operations of $93,648 for the six months ended June 30, 2019 and the Company’s working capital at June 30, 2019 was a negative $3,647,444. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2019 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and fair value of stock based compensation.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts payable, deferred revenue, accrued expenses, notes payable, and due to shareholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at June 30, 2019 or December 31, 2018.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2019 and recognized revenue of $249 and $498 of the annual fees during the three months and six months ended June 30, 2019, respectively. The remaining $497 of the billed annual fees is shown as deferred revenue on the Balance Sheet at June 30, 2019. The Company recognized revenue of $500 and $1,848 from student fees during the three and six months ended June 30, 2019, respectively, and $0 during the three and six months ended June 30, 2018, respectively.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $599 and $1,256 at June 30, 2019 and December 31, 2018, respectively. No provision for doubtful accounts was required at June 30, 2019 nor December 31, 2018.

As of June 30, 2019, and for the three and six months then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. The Company leases an office space and office equipment used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. We allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On the effective date, the Company had not yet entered into any lease agreements. However, the Company applied the provisions of the ASU No. 2016-02 upon the execution of leases during the three-month period ended June 30, 2019.

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

NOTE 3 – STOCK COMPENSATION

During the year ended December 31, 2018, the Company granted 100,000 shares of the Company’s common stock to an entity who provided services to the Company. The Company determined the fair value of the common stock to be $1.00 per share based on the share price of an anticipated offering of its common stock and recorded stock based compensation expense of $0 and $25,000 for the quarters ended June 30, 2019 and 2018, respectively, and $25,000 and $50,000 for the six month periods ended June 30, 2019 and 2018, respectively, which is included in general and administrative expenses in the unaudited condensed statement of operations. The shares have not been issued. As of the date of the filing this report, all shares previously granted to employees, officers, directors, and service providers were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019 which resulted in a decrease to the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital as of June 30, 2019 (see Note 9). As of June 30, 2019 and December 31, 2018, the Company had accrued stock compensation of $0 and $3,116,667, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling shareholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, loaned the Company $421,005 and $83,900 during the six months ended June 30, 2019 and 2018, respectively. The Company repaid Mr. Owens $373,565 and $57,414 during the six months ended June 30, 2019 and 2018, respectively. These funds have been used for organization and working capital purposes. The unaudited condensed financial statements reflect this liability as “Due to shareholder” which was $226,669 and $179,230 at June 30, 2019 and December 31, 2018, respectively. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

During the quarter ended June 30, 2018 the Company issued a $675,000 note payable to Webstar Networks, a related party, for the purchase of eCampus software. The note is non-interest bearing and becomes due upon the earlier of (i) the first business day following the completion of a “Public Offering,” as such term is defined under the note or (ii) January 1, 2020. Under the note, the term “Public Offering” is defined as (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a merger with or into a company whose securities are registered with the SEC under the Securities Act and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company. If the note is not paid-in-full by January 1, 2020 then interest at the annual rate of 3.5% will accrue beginning on the May 20, 2018 issue date. If interest had been accrued the accrued interest at June 30, 2019 would be $26,279. See Note 9 for amendment executed subsequent to June 30, 2019 extending the maturity date.

See also Note 6 for an office lease executed with the Company’s former chief executive officer during the three months ended June 30, 2019.

NOTE 5 – NOTES PAYABLE

On March 25, 2019 the Company issued a promissory note to Leonard Weinstein, an individual, for the face amount of $45,000 with an interest rate of 25% per annum. Payment of principal and interest are due on the maturity date which is defined as the last day of the month following a funding event. The Company also agreed to pay a loan origination fee of $15,000 for this loan. As of June 30, 2019, the Company had borrowed $45,000 on this note payable. The obligation for the origination fee was expensed and is included in interest expense in the statement of operations. Interest expense was $0 and $15,000 for the three and six months ended June 30, 2019, respectively, and $0 for the three and six months ended June 30, 2018.

NOTE 6 – LEASES

The Company applied the provisions of ASU 2016-02 to the two leases executed during the quarter ended June 30, 2019 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased assets for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, the Company recorded $24,000as operating lease expense which is included in general and administrative expenses on the statement of operations. As of June 30, 2019, the unamortized right-of-use assets resulting from the leases was $252,220 and the lease liabilities were $276,490 Prior to the quarter ended June 30, 2019, the Company had no lease agreements.

Office lease – The Company entered into an operating lease for its corporate office at 4321 Walnut Bend, Jacksonville, Florida with the lease commencement date of April 1, 2019 with the Company’s former chief executive officer. The term of the lease is 3 years with no automatic renewal provision. The lease requires monthly payments of $8,000 which will be deferred until a financing event of at least $1 million, but no later than October 1, 2019. As of the date of this filing, no payments have been made on this office lease. The present value of the lease was estimated to be $268,374 at commencement using an interest factor of 7.5%. The $268,374 present value was used to record the initial right-of-use asset and corresponding lease liability.

Copier lease – The Company entered into an operating lease for a copy machine with a commencement date of June 10, 2019. The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The present value of the lease was estimated to be $6,210 using an interest factor of 7.5%. The $6,210 present value was used to record the initial right-of-use asset and corresponding lease liability

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed balance sheets as of June 30, 2019:

		Undiscounted	Less:	PV of Operating
		Lease	Imputed	Lease
	Year	Payments	Interest	Obligation
Office	2019 (remainder of year)	$72,000	$4,906	$67,094
Lease	2020	96,000	6,542	89,458
	2021	96,000	6,542	89,458
	2022	24,000	1,636	22,364
	Subtotal	288,000	19,627	268,374
Copier
Lease	2019 (remainder of year)	892	271	621
	2020	1,783	541	1,242
	2021	1,783	541	1,242
	2022	1,783	541	1,242
	2023	1,783	541	1,242
	2024	892	271	621
	Subtotal	8,916	2,706	6,210
	Grand Total	$296,916	$22,333	$274,583

NOTE 7 – CHANGE IN THE COMPANY’S OFFICERS AND DIRECTORS

On June 7, 2019, the Company’s Board approved a resolution to increase the number of seats on the Company’s Board to nine (9) and on the same date, appointed Mr. James Owens and Mr. Sanford Simon to serve as members of the Company’s Board and elected James Owens to be Chairman of the Board.

On June 27, 2019, due to an unexpected illness of the Company’s Chief Executive Officer, Joseph P. Stingone Sr., the Company’s Board of Directors appointed James Owens to serve as the Company’s Interim Chief Executive Officer. On July 8, 2019, the Company’s Chief Executive Officer, Joseph P. Stingone Sr. died due to complications from an unexpected illness.

NOTE 8 - COMMITMENTS

Commitments

On June 7, 2019 the Company’s Board of Directors approved new form of employment agreements for its top management. As of the date of this report, the employment agreements have not been executed but are expected to be executed within thirty days of the filing of this report, however there can be no assurance that the foregoing can occur as planned or at all. The new agreements include signing bonuses in the aggregate amount of $2,759,615 which will be accrued and expensed when signed. The signing bonuses will not be paid until after the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in at least $5,000,000 of gross proceeds to the Company (the “Funding Event”). However, if after the Funding Event, it becomes clear that the payments under any executed employment agreements are not possible, then, an alternative payment plan will be determined thereunder by the Company’s then Chief Executive Officer and Board, not to exceed two (2) years from the time of such executives start date until the last payment. Upon execution of the employment agreements, the aggregate annual salaries of the Company’s top management will be $1,700,000.

NOTE 9– SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company, loaned the Company $246,326 subsequent to June 30, 2019 through the date of this report. The Company repaid Mr. Owens $743 subsequent to June 30, 2019 through the date of this report.

On July 9, 2019, the Company’s Board of Directors approved a resolution to eliminate the position of Interim Chief Executive Officer, held by the Company’s Chairman and Chief Technology Officer, James Owens, and appointed Don D. Roberts to serve as the Company’s Chief Executive Officer

On November 22, 2019, the Company’s Board of Directors, with the consent of its officers and applicable service providers, canceled all compensatory stock grants previously granted. The stock was never issued. This cancellation has been reflected in the June 30, 2019 financial statements and resulted in a reduction of the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital.

On December 6, 2019, the Company and Mr. James Owens, the Chairmen of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company extended the due date for the $675,000 promissory note issued in March 20, 2018 (see Note 4) to January 1, 2021 if a Public Offering has not occurred by December 31, 2020.

On December 14, 2019, the Company’s Board of Directors approved the creation of a series of preferred stock of the Corporation to be named the “Series A Preferred Stock” and that the designation and number of shares thereof and the voting and powers, preferences, and other rights of the shares will be as set forth in a Certificate of Designations to be filed and attached hereto as an exhibit. Further, the Board directed the Officers of the Corporation to enter into a subscription agreement to issue and sell to James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company one thousand (1,000) shares of the Series A Preferred Shares at a total purchase price of $250,000.

On December 14, 2019, the Company’s Board of Directors resolved that, upon the effectiveness of the Series A Certificate of Designations, the Corporation is authorized to enter into a subscription agreement to issue and sell twenty-five million (25,000,000) shares of Common Stock to James Owens, at a total purchase price of $2,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited condensed financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 14, 2019. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company plans to complete the license of Gigabyte Slayer and WARP-G software and payment of a promissory note issued to acquire the Webstar eCampus software using a portion of the proceeds planned to be raised in a planned offering of its common stock, which has not yet commenced. There can be no assurance that the Company can raise the necessary proceeds, or any proceeds at all.

Recent Developments

On June 7, 2019 the Company’s Board of Directors approved new form of employment agreements for its top management. A copy of the form of employment agreements, is attached hereto as Exhibit 10.1, and is incorporated by reference herein. As of the date of filing of this report, the employment agreements have not been executed but are expected to be executed within thirty days subsequent to this report, however there can be no assurance that the foregoing can occur as planned or at all. The new agreements include signing bonuses in the aggregate amount of $2,759,615 which will be accrued and expensed when signed. The signing bonuses will not be paid until after the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in at least $3,000,000 of gross proceeds to the Company (the “Funding Event”). However, if after the Funding Event, it becomes clear that the payments under any executed employment agreements are not possible, then, an alternative payment plan will be determined thereunder by the Company’s then Chief Executive Officer and Board, not to exceed two (2) years from the time of such executives start date until the last payment. Upon execution of the employment agreements, the aggregate annual salaries of the Company’s top management will be $1,700,000.

On June 7, 2019, the Company’s Board of Directors approved a resolution to increase the number of seats on the Company’s Board of Directors to nine (9) and on the same date, appointed Mr. James Owens and Mr. Sanford Simon to serve as members of the Company’s Board of Directors effective on the same date. On June 7, 2019, the Company’s Board of Directors appointed James Owens as Chairman and Joe Stingone as Vice Chairman of the Company’s Board of Directors and on the same date appointed James Owens to serve as the Company’s Chief Technology Officer. It is planned that James Owens will enter into the form of employment agreement with the Company in the form attached hereto as Exhibit 10.1, in his capacity as the Company’s Chief Technology Officer.

On June 7, 2019, the Company’s Board of Directors established an audit committee and a compensation committee, with each to be comprised of two (2) members, each of which are currently members of the Company’s Board of Directors, as follows:

Audit Committee:

Dr. John England, to serve as Chairman of the Audit Committee,

Mr. Michael Hendrickson

Compensation Committee:

Mr. Michael Hendrickson, to serve as Chairman of the Compensation Committee

Dr. John England.

On June 27, 2019, the due to an unexpected illness of the Company’s Chief Executive Officer, Joseph P. Stingone Sr., the Company’s Board of Directors, appointed James Owens to serve as the Company’s Interim Chief Executive Officer, effective on same date. Subsequently, on July 8, 2019, Mr. Stingone died from complications of the illness. On August 7, 2019, the Company eliminated the position of Interim Chief Executive Officer and hired Don D. Roberts as its Chief Executive Officer.

On November 22, 2019, the Company’s Board of Directors, with the consent of its officers and applicable service providers, canceled all compensatory stock and option grants previously granted. The stock and options were never issued. In the future, any stock and option grants will be valued based on a current Company valuation provided by an independent firm.

On November 27, 2019, Kendall Almerico resigned from his position as a member of the Board of Director of the Company.

Plan of Operations

Webstar eCampus Plans. Following completion of a planned offering of the Company’s common stock, which has not yet commenced, we intend to begin a sales and marketing campaign for our Webstar eCampus virtual classroom access platform Webstar eCampus. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Our marketing campaign will consist of creating and establishing brand awareness and industry positioning and implementing a go-to-market program that includes a responsive website, social media marketing and communications via LinkedIn and Google search engine optimization. We expect to outsource parts of our planned marketing campaign to providers with expertise in these areas. We intend to hire an in-house sales manager who will be responsible for sales and coordination with technical support for implementation and operation of customer eCampus website operations. Our sales efforts will be further supported by other members of our executive management team who are expected to use their industry contacts and expertise to assist in the sales process. We expect this phase of our planned operations to be carried out over the 12-month period following completion of sales of the minimum number of shares in a planned offering of our common stock.

Gigabyte Slayer Software and WARP-G Software

We plan to enter into a license agreement for the WARP-G software and the Gigabyte Slayer software upon completion of a planned offering of our common stock, which has not yet commenced and further develop and commercialize these software programs throughout the world. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder.

Gigabyte Slayer. Gigabyte Slayer is a retail-oriented software application that will be marketed via online marketing and search engine optimization programs. The software is expected to be available for download via Google Play and other Android app platforms as well as direct from our own online platform that will be rolled out as part of this sales and marketing campaign. We expect to hire additional support personnel in addition to use of outsourced providers with expertise in online marketing campaigns and have targeted a goal of 768,000 retail customers within 12 months after we complete an offering of our common stock. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder.

WARP-G. WARP-G is a business to business software solution that companies can use on an enterprise wide basis to transmit more data over existing data streams to optimize their data usage. We plan to engage in sales through licensing transactions with data delivery companies such as Verizon, AT&T, T-Mobile, Amazon, Google, cable operators, Netflix, Electronic Arts and other gaming companies. In addition, we expect to explore the broader technology channel for implementation of a reseller program to optimize scaling our planned business. We expect to hire additional sales support personnel in addition to the efforts of our management team to secure at least one enterprise customer within 12 months after we complete a planned offering of shares of our common stock. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder.

Results of Operations for the three and six months ended June 30, 2019 and 2018

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2019 and 2018.

Revenue

Revenue was $749 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $2,346 and $0 for the six months ended June 30, 2019 and 2018, respectively. The increase was due to the acquisition of eCampus and the commencement of operations. Gross profit was $349 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $1,546 for the six months ended June 30, 2019 and 2018, respectively. The increase was due to the acquisition of eCampus and the commencement of operations.

Operating Expenses

Total operating expenses which are comprised of salaries and related expense, stock compensation expense, consulting services and general and administrative expenses were $278,388 and $246,787 for the three months ended June 30, 2019 and 2018, respectively, and $570,051 and $567,318 for the six months ended June 30, 2019 and 2018, respectively. The increases are primarily attributable to an increase in general and administrative expenses and a slight decrease in salaries and related expense.

Net Loss

The net loss was $281,060 and $246,787 for the three months ended June 30, 2019 and 2018, respectively, and $571,526 and $567,318 for the six months ended June 30, 2019 and 2018, respectively. The increase in loss is primarily a result of the increases in total operating expenses discussed above offset by a slight increase in revenue and gross profit.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2019 our working capital deficit amounted to $3,647,444, a decrease of $2,452,394 as compared to working capital deficit of $6,099,838 as of December 31, 2018. This decrease is primarily a result of a decrease in accrued stock compensation which resulted from the cancelation of previous compensatory stock grants.

Net cash used in operating activities was $93,648 during the six months ended June 30, 2019 compared to $27,785 for the six months ended June 30, 2018. The change in cash from operating activities is primarily attributable to an increase in professional fees and expenses associated with moving into the Company’s office building, namely rent, utilities, and repairs and maintenance. This was partially offset by increases in accounts payable.

Net cash provided by financing activities was $92,440 during the six months ended June 30, 2019 compared to $26,486 in the six months ended June 30, 2018. The change in cash from financing activities was the result of an increase in cash received from a shareholder and the issuance of a note payable.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the six month period ended June 30, 2019 of $571,526 and an accumulated deficit as of June 30, 2019 of $3,533,127. In the event we are unable to sell at least $3,000,000 of our common stock in a planned offering of our common stock, we will continue to operate the Webstar eCampus software virtual classroom access platform but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant shareholders sufficient to meet its operating expenses while seeking to raise capital from an offering of our common stock. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the three and six month periods ended June 30, 2019 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2018 and 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2019 and recognized revenue of $249 and $498 of the annual fees during the three months and six months ended June 30, 2019, respectively. The remaining $497 of the billed annual fees is shown as deferred revenue on the Balance Sheet at June 30, 2019. The Company recognized revenue of $500 and $1,848 from student fees during the three and six months ended June 30, 2019, respectively, and $0 during the three and six months ended June 30, 2018.

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

Leases

The Company adopted ASU 2016-02 on January 1, 2019 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased assets for the lease terms with an offsetting lease liability. The Company entered into two operating lease agreements during the quarter ended June 30, 2019. As of June 30, 2019, the unamortized right-of-use asset resulting from the leases was $252,220 and the lease liability was $276,220. Prior to the quarter ended June 30, 2019, the Company had no lease agreements.

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

Changes in Internal Controls over financial reporting

Other than the recent changes to the Company’s officers and directors as further discussed above, there has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.1+	Form of Executive Employment Agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2019).

10.2*	Office Lease dated April 1, 2019.

10.3*	Operating lease dated June 10, 2019.

10.4*	Amendment to Promissory Note dated December 6, 2019.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: December 17, 2019	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: December 17, 2019	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

