Form 10-Q
period 2019-09-30
Webstar Technology Group Inc.
filed 2020-01-30
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of January 23, 2020, there were 114,300,000, shares of common stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$11,403	$5,241
Accounts receivable	999	1,256
Total current assets	12,402	6,497
Right- of -use assets	224,738	-
Intangible asset-net of accumulated amortization of $10,000 and $8,800 at September 30, 2019 and December 31, 2018, respectively	6,800	8,000
Total assets	$243,940	$14,497

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,239	$-
Accrued stock compensation	-	3,116,667
Accrued salaries and related expense	1,981,508	1,604,732
Accrued consulting fees	155,750	143,950
Accrued consulting fees – related party	510,000	330,000
Accrued professional fees	-	56,756
Accrued interest	5,833	-
Deferred revenue	248	-
Due to shareholder	365,551	179,230
Lease liabilities – current portion	120,268	-
Note payable-related party	675,000	675,000
Note payable	60,000	-
Total current liabilities	3,876,397	6,106,335
Lease liabilities – net of current portion	141,108	-
Total liabilities	4,017,505	6,106,335

Commitments and contingencies

Shareholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; None issued and outstanding	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 114,300,000 issued and outstanding as of September 30, 2019 and December 31, 2018	11,430	11,430
Additional paid-in-capital	3,141,667	-
Accumulated deficit	(6,926,662)	(6,103,268)
Total shareholders’ deficit	(3,773,565)	(6,091,838)

Total liabilities and shareholders’ deficit	$243,940	$14,497

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$1,448	$1,576	$3,794	$1,576
Cost of sales	400	4,400	1,200	4,400
Gross profit (loss)	1,048	(2,824)	2,594	(2,824)
Operating expenses
Salaries and related expenses	80,738	148,019	376,776	497,881
Consulting fees	101,200	64,500	233,200	205,750
General and administrative	68,165	64,772	210,178	140,978
Total operating expenses	250,103	277,291	820,154	844,609

Interest expense	2,813	-	5,833	-
Total expenses	252,916	277,291	825,987	844,609

Net loss before taxes	(251,868)	(280,115)	(823,393)	(847,433)
Income tax expense	-	-	-	-
Net loss	$(251,868)	$(280,115)	$(823,393)	$(847,433)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding-basic and diluted	114,300,000	114,300,000	114,300,000	106,142,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Net loss	-	-	-	-	-	(290,466)	(290,466)
Balance at March 31, 2019	-	-	114,300,000	11,430	-	(6,393,734)	(6,382,304)
Cancellation of shares granted to related parties	-	-	-	-	3,141,667	-	3,141,667
Net loss	-	-	-	-	-	(281,060)	(281,060)
Balance at June 30, 2019	-	-	114,300,000	11,430	3,141,667	(6,674,794)	(3,521,697)
Net loss	-	-	-	-	-	(251,868)	(251,868)
Balance at September 30, 2019	-	$-	114,300,000	$11,430	$3,141,667	$(6,926,662)	$(3,773,565)

Balance at December 31, 2017	-	$-	97,300,000	$9,730	$-	$(4,292,367)	$(4,282,637)
Net loss	-	-	-	-	-	(320,531)	(320,531)
Balance at March 31, 2018	-	-	97,300,000	9,730	-	(4,612,898)	(4,603,168)
Asset purchase- related party	-	-	17,000,000	1,700	-	(588,700)	(587,000)
Net loss	-	-	-	-	-	(246,787)	(246,787)
Balance at June 30, 2018	-	-	114,300,000	11,430	$-	(5,448,385)	(5,436,955)
Net loss						(280,115)	(280,115)
Balance at September 30, 2018	-	$-	114,300,000	$11,430	$-	$(5,728,500)	$(5,717,070)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(823,393)	$(847,433)

Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	25,000	75,000
Amortization expense	1,200	4,400
Amortization – debt discount	15,000	-
Non-cash lease expense	49,845	-
Change in assets and liabilities
Accounts receivable	257	(1,575)
Accounts payable	2,239	-
Accrued salaries and related expense	376,775	497,882
Accrued consulting fees	11,800	19,200
Accrued consulting-related party	180,000	180,000
Accrued interest expense	5,833	-
Accrued professional fees	(56,755)	3,170
Lease liabilities	(13,208)	-
Deferred revenue	248	-
Net cash used in operating activities	(225,159)	(69,356)

Cash flows from financing activities
Proceeds from note payable	45,000	-
Loan from shareholder	560,630	219,967
Repayment of shareholder loan	(374,309)	(135,180)
Net cash provided by financing activities	231,321	84,787

Net increase in cash	6,162	15,431
Cash at the beginning of the period	5,241	13,355
Cash at the end of the period	$11,403	$28,786

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities
Operating lease right-of-use and operating lease liabilities recorded upon the adoption of ASC 842	$274,584	$-
Cancellation of common stock shares granted not issued included in accrued compensation	$3,141,667	$-
Purchase of eCampus software	$-	$88,000
Issued stock for asset purchase	$-	$1,700
Issued note payable for asset purchase	$-	$675,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2018 which was filed with the SEC on May 14, 2019.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP which contemplate continuation of the Company as a going concern. Commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2019, the Company had an accumulated deficit of $6,926,662 and has incurred net losses of $823,393 for the nine months ended September 30, 2019. Additionally, the Company had negative cash flows from operations of $225,158 for the nine months ended September 30, 2019 and the Company’s working capital at September 30, 2019 was a negative $3,863,995. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at September 30, 2019 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and fair value of stock based compensation.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts payable, deferred revenue, accrued expenses, notes payable, and due to shareholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at September 30, 2019 or December 31, 2018.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2019 and recognized revenue of $249 and $747 of the annual fees during the three months and nine months ended September 30, 2019, respectively. The remaining $248 of the billed annual fees is shown as deferred revenue on the Balance Sheet at September 30, 2019. The Company recognized revenue of $1,199 and $3,047 from student fees during the three and nine months ended September 30, 2019, respectively, and $1,576 during the three and nine months ended September 30, 2018.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $999 and $1,256 at September 30, 2019 and December 31, 2018, respectively. No provision for doubtful accounts was required at September 30, 2019 nor December 31, 2018.

As of September 30, 2019, and for the three and nine months then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

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

NOTE 3 – STOCK COMPENSATION

During the year ended December 31, 2018, the Company granted 100,000 shares of the Company’s common stock to an entity who provided services to the Company. The Company determined the fair value of the common stock to be $1.00 per share based on the share price of an anticipated offering of its common stock and recorded stock based compensation expense of $0 and $25,000 for the three month periods ended September 30, 2019 and 2018, respectively, and $25,000 and $75,000 for the nine month periods ended September 30, 2019 and 2018, respectively, which is included in general and administrative expenses in the unaudited condensed statement of operations. The shares have not been issued. As of the date of the filing this report, all shares previously granted to employees, officers, directors, and service providers were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019 which resulted in a decrease to the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital as of June 30, 2019 (see Note 9). As of September 30, 2019 and December 31, 2018, the Company had accrued stock compensation of $0 and $3,116,667, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling shareholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, loaned the Company $560,630 and $219,967 during the nine months ended September 30, 2019 and 2018, respectively. The Company repaid Mr. Owens $374,309 and $135,180 during the nine months ended September 30, 2019 and 2018, respectively. These funds have been used for organization and working capital purposes. The unaudited condensed financial statements reflect this liability as “Due to shareholder” which was $365,551 and $179,230 at September 30, 2019 and December 31, 2018, respectively. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

During the quarter ended June 30, 2018 the Company issued a $675,000 note payable to Webstar Networks, a related party, for the purchase of eCampus software. The note is non-interest bearing and becomes due upon the earlier of (i) the first business day following the completion of a “Public Offering,” as such term is defined under the note or (ii) January 1, 2020. Under the note, the term “Public Offering” is defined as (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a merger with or into a company whose securities are registered with the SEC under the Securities Act and which results in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company. If the note is not paid-in-full by January 1, 2020 then interest at the annual rate of 3.5% will accrue beginning on the May 20, 2018 issue date. If interest had been accrued the accrued interest at September 30, 2019 would be $32,234. See Note 9 for amendment executed subsequent to September 30, 2019 extending the maturity date.

See also Note 6 for an office lease executed with the Company’s former chief executive officer during the three months ended June 30, 2019.

NOTE 5 – NOTES PAYABLE

On March 25, 2019 the Company issued a promissory note to Leonard Weinstein, an individual, for the face amount of $45,000 with an interest rate of 25% per annum. Payment of principal and interest are due on the maturity date which is defined as the last day of the month following a funding event. The Company also agreed to pay a loan origination fee of $15,000 for this loan. As of September 30, 2019, the Company had borrowed $45,000 on this note payable. The obligation for the origination fee was expensed and is included in general and administrative expense in the statement of operations. Interest expense was $2,813 and $5,833 for the three and nine months ended September 30, 2019, respectively, and $0 for the three and nine months ended September 30, 2018. See Note 9 for the cancelation of this note and transfer of the liability to James Owens, founder and controlling shareholder of the Company, subsequent to September 30, 2019.

NOTE 6 – LEASES

The Company applied the provisions of ASU 2016-02 to the two leases executed during the quarter ended June 30, 2019 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased assets for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, the Company recorded $24,527 and $48,527, respectively, as operating lease expense which is included in general and administrative expenses on the statement of operations. As of September 30, 2019, the unamortized right-of-use assets resulting from the leases was $224,738 and the lease liabilities were $261,376. Prior to the quarter ended June 30, 2019, the Company had no lease agreements.

Office lease – The Company entered into an operating lease for its corporate office at 4321 Walnut Bend, Jacksonville, Florida with the lease commencement date of April 1, 2019 with the Company’s former chief executive officer. The term of the lease is 3 years with no automatic renewal provision. The lease requires monthly payments of $8,000 which will be deferred until a financing event of at least $1 million, but no later than October 1, 2019. As of the date of this filing, no payments have been made on this office lease. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this office lease.

Copier lease – The Company entered into an operating lease for a copy machine with a commencement date of June 10, 2019. The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the unaudited condensed balance sheets as of September 30, 2019:

		Undiscounted
		Lease
	Year	Payments
Office	2019 (remainder of year)	$60,499
Lease	2020	96,000
	2021	96,000
	2022	24,000
	Subtotal	276,499
Copier
Lease	2019 (remainder of year)	446
	2020	1,783
	2021	1,783
	2022	1,783
	2023	1,783
	2024	743
	Subtotal	8,321
	Total	284,820
	Less: present value discount	(23,444)
	Total operating lease liabilities	$261,376

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

On August 7, 2019, the Company eliminated the position of Interim Chief Executive Officer and hired Don D. Roberts as its Chief Executive Officer.

NOTE 8 - COMMITMENTS

Commitments

On June 7, 2019 the Company’s Board of Directors approved new form of employment agreements for its top management. As of the date of this report, the employment agreements have not been executed but are expected to be executed within thirty days of the filing of this report, however there can be no assurance that the foregoing can occur as planned or at all. The new agreements include signing bonuses in the aggregate amount of $2,759,615 which will be accrued and expensed when signed. The signing bonuses will not be paid until after the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which results in at least $5,000,000 of gross proceeds to the Company (the “Funding Event”). However, if after the Funding Event, it becomes clear that the payments under any executed employment agreements are not possible, then, an alternative payment plan will be determined thereunder by the Company’s then Chief Executive Officer and Board, not to exceed two (2) years from the time of such executives start date until the last payment. Upon execution of the employment agreements, which has not yet occurred, the aggregate annual salaries of the Company’s top management will be $1,700,000.

NOTE 9– SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company, loaned the Company $176,700 subsequent to September 30, 2019 through the date of this report

On November 22, 2019, the Company’s Board of Directors, with the consent of its officers and applicable service providers, canceled all compensatory stock grants previously granted. The stock was never issued. This cancellation has been reflected in the June 30, 2019 financial statements and resulted in a reduction of the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital.

On November 25, 2019 Leonard Weinstein canceled the Company’s note payable (see Note 5) to him including any amounts owed to him for accrued interest and origination fees. James Owens, the Company’s founder and controlling shareholder, personally entered into an agreement with Mr. Weinstein to assume the liabilities of the Company’s note payable.

On December 6, 2019, the Company and Mr. James Owens, the Chairmen of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company extended the due date for the $675,000 promissory note issued in March 20, 2018 (see Note 4) to January 1, 2021 if a Public Offering has not occurred by December 31, 2020.

On December 14, 2019, the Company’s Board of Directors approved the creation of a series of preferred stock of the Company to be named the “Series A Preferred Stock” and that the designation and number of shares thereof and the voting and powers, preferences, and other rights of the shares will be as set forth in a Certificate of Designations. Further, the Board directed the Officers of the Company to enter into a subscription agreement to issue and sell to James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company one thousand (1,000) shares of the Series A Preferred Shares at a total purchase price of $250,000.

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

On November 27, 2019, Kendall Almerico resigned from his position as a member of the Board of Directors of the Company.

On December 14, 2019, the Company’s Board of Directors approved the creation of a series of preferred stock of the Company to be named the “Series A Preferred Stock” and that the designation and number of shares thereof and the voting and powers, preferences, and other rights of the shares will be as set forth in a Certificate of Designations. Further, the Board directed the Officers of the Company to enter into a subscription agreement to issue and sell to James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company one thousand (1,000) shares of the Series A Preferred Shares at a total purchase price of $250,000.

On December 14, 2019, the Company’s Board of Directors resolved that, upon the effectiveness of the Series A Certificate of Designations, the Company is authorized to enter into a subscription agreement to issue and sell twenty-five million (25,000,000) shares of Common Stock to James Owens, at a total purchase price of $2,500.

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

Results of Operations for the three and nine months ended September 30, 2019 and 2018

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2019 and 2018.

Revenue

Revenue was $1,448 and $1,576 for the three months ended September 30, 2019 and 2018, respectively, and $3,794 and $1,576 for the nine months ended September 30, 2019 and 2018, respectively. The quarterly revenue has remained stable due to the Company primarily focusing on completion of its data compression technology. Gross profit (loss) was $1,048 and $(2,824) for the three months ended September 30, 2019 and 2018, respectively, and $2,594 and $(2,824) for the nine months ended September 30, 2019 and 2018, respectively. The increase was due to a reduction in the carrying value of the eCampus software and related amortization expense.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, consulting fees and general and administrative expenses were $250,103 and $277,291 for the three months ended September 30, 2019 and 2018, respectively, and $820,154 and $844,609 for the nine months ended September 30, 2019 and 2018, respectively. The decreases are primarily attributable to a decrease in salaries and related expenses was due to the death of the Company’s CEO and replacement with a non-compensated CEO offset by increases in consulting fees and general and administrative expenses due to increased activity preparing for the testing and marketing of the Company’s technology and expenses incurred related to moving into an office building. .

Net Loss

The net loss was $251,868 and $280,115 for the three months ended September 30, 2019 and 2018, respectively, and $823,393 and $847,433 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in loss is primarily a result of the decrease in salaries and related expenses discussed above offset by increases in consulting fees and general and administrative expenses.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2019, our working capital deficit amounted to $3,886,274, a decrease of $2,213,564 as compared to working capital deficit of $6,099,838 as of December 31, 2018. This decrease is primarily a result of a decrease in accrued stock compensation which resulted from the cancelation of previous compensatory stock grants.

Net cash used in operating activities was $225,159 during the nine months ended September 30, 2019 compared to $69,356 for the nine months ended September 30, 2018. The change in cash from operating activities is primarily attributable to an increase in general and administrative expenses associated with moving into an office building and decrease in accounts payable.

Net cash provided by financing activities was $231,321 during the nine months ended September 30, 2019 compared to $84,787 in the nine months ended September 30, 2018. The change in cash from financing activities was the result of an increase in cash received from a shareholder and the issuance of a note payable.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the nine month period ended September 30, 2019 of $823,393 and an accumulated deficit as of September 30, 2019 of $6,926,662. In the event we are unable to sell at least $3,000,000 of our common stock in a planned offering of our common stock, we will continue to operate the Webstar eCampus software virtual classroom access platform but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Please note that the offering has not yet commenced and that there can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the three and nine month periods ended September 30, 2019 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2018 and 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2019 and recognized revenue of $249 and $747 of the annual fees during the three months and nine months ended September 30, 2019, respectively. The remaining $248 of the billed annual fees is shown as deferred revenue on the Balance Sheet at September 30, 2019. The Company recognized revenue of $1,199 and $3,047 from student fees during the three and nine months ended September 30, 2019, respectively, and $1,576 during the three and nine months ended September 30, 2018.

Stock Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Leases

The Company adopted ASU 2016-02 on January 1, 2019 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased assets for the lease terms with an offsetting lease liability. The Company entered into two operating lease agreements during the quarter ended June 30, 2019. As of September 30, 2019, the unamortized right-of-use asset resulting from the leases was $224,738 and the lease liability was $261,376. Prior to the quarter ended June 30, 2019, the Company had no lease agreements.

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

Changes in Internal Controls over financial reporting

Other than the recent change to the Company’s officers as further discussed above, there has been no change in our internal control over financial reporting occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.1	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: January 29, 2020	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: January 29, 2020	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

