Form 10-K
period 2019-12-31
Webstar Technology Group Inc.
filed 2020-03-23
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(888) 405-7860

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 23, 2020, the registrant had 114,300,000, shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS.

The Company

We were incorporated under the laws of the State of Wyoming on March 10, 2015. We have been operating the Webstar eCampus website since we acquired it on May 12, 2018. This website is an affordable, virtual online education and e-learning technology that allows the possibility of almost any organization to offer educational services online. Previously, we had been focused in large part on organizational activities, plans to fully commercialize the Webstar eCampus website and the development of plans to license the Gigabyte Slayer, a retail mobile application, and WARP-G software, a business to business software solution that is designed to transmit more data over existing data streams to more efficiently deliver live video streams, video downloads and large data files by using new proprietary data compression technology. We plan to complete these license transactions using a portion of the proceeds to be raised in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission on February 8, 2019 and for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned.

Our principal office is located at 4231 Walnut Bend, Jacksonville, Florida 32257 and our telephone number is (888) 405-7860. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Recent Developments

Series A Preferred Stock

On December 14, 2019, the Company’s Board of Directors designated 1,000 shares of the preferred stock as “Series  A Preferred Stock,” par value $0.0001 per share. On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of the State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock as a series of preferred stock of the Company, effective March 16, 2020. 1,000 shares of Series A Preferred Stock are authorized. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference.

Subscription Agreements with Founder, Chief Technology Officer and Chairman of the Board of Directors

On December 14, 2019, the Company entered into a subscription agreement (the “Preferred Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000 . As of the date of this report, these shares have not yet been issued.

On December 14, 2019, the Company entered into a subscription agreement (the “Common Stock Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, upon effectiveness of the Series A Certificate of Designations, twenty-five million (25,000,000) shares of the Company’s common stock, at a total purchase price of $2,500 . As of the date of this report, these shares have not yet been issued.

Employment Agreements

On January 1, 2020, the Company entered into an Employment Agreement with each James Owens, in his capacity as the Company’s Chief Technology Officer, Donald Roberts, in his capacity as the Company’s President and Chief Executive Officer and Harold Hutchins, in his capacity as the Company’s Chief Financial Officer and Secretary (referred to herein together as the “Employment Agreements” and each as an “Employment Agreement”). Pursuant to each Employment Agreement the Company agreed to compensate, each Mr. Owens, Mr. Roberts and Mr. Hutchins for their services with an annual wage of $350,000 to be paid bi-weekly with an annual performance evaluation. Further, pursuant to the Employment Agreements, each Mr. Owens, Mr. Roberts and Mr. Hutchins will be eligible for an annual bonus as determined by the Company’s Board of Directors (the “Board”). Further, pursuant to each Employment Agreement, in addition to the foregoing compensation, each Mr. Owens, Mr. Roberts and Mr. Hutchins will also receive a $1,000 monthly automobile/mileage allowance and will also be eligible for stock options or grants as granted by the Board. Pursuant to the Employment Agreements, all reasonable expenses arising out of each Mr. Owens, Mr. Roberts and Mr. Hutchins’ employment will be reimbursed by the Company so long as they are incurred for business purposes and supported by appropriate receipts. Each of the Employment Agreements may be terminated by either party with prior notice to the other party of twenty (20) days. If the Company provides a notice of termination of any of the Employment Agreements for a reason other than “Cause,” the Company will pay each Mr. Owens, Mr. Roberts and Mr. Hutchins a one-time payment equivalent to one (1) time the annual salary within thirty (30) days of termination. If a termination of the any of the Employment Agreements is made due to a change of control of the Company, each Mr. Owens, Mr. Roberts and Mr. Hutchins will be paid a one-time payment equivalent to two (2) times the annual salary within thirty (30) days of termination.

Transfer of Previous Employment Agreement Liabilities

On February 21, 2020, the Company entered into an Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement (the “Transfer Agreement”) with James Owens. James Owens is the Company’s Chief Technology Officer and Chairman. Pursuant to the Transfer Agreement, James Owens agreed to accept the transfer of the following previous employment agreements of the Company with all liabilities thereunder being transferred to James Owens effective December 31, 2019: (i) Joseph Stingone Employment Agreement dated September 12, 2016 (ii) Eugene Fedele Employment Agreement dated May 1, 2017 and (iii) David Herzfeld Employment Agreement dated June 16, 2016 (referred to collectively herein as the “Employment Agreements” and Mr. Stingone, Mr. Fedele and Mr. Herzfeld being collectively referred to herein as the “Employees”). Mr. Stingone was the Company’s former Vice Chairman of the Board of Directors, and the Company’s former Chief Executive Officer who died unexpectedly on July 8, 2019. Mr. Fedele is the Company’s Chief Marketing Officer and Mr. Herzfeld is the Company’s web manager. The Employees each also signed a consent agreeing to transfer the Employment Agreements together with amounts due now and in the future thereunder by the Company to the Employees, to James Owens effective December 31, 2019, which each included an acknowledgement that as of December 31, 2019, the Employees were no longer employed by the Company and that as of December 31, 2019, the Company had no liability to the Employees associated with the Employment Agreements. Mr. Stingone’s consent was signed on his behalf by his rightful heir, Barbara Stingone.

Transfer of Previous Consulting Agreement Liabilities

Further, pursuant to the Transfer Agreement, James Owens, the Company’s Chief Technology Officer and Chairman, agreed to accept the transfer of the following consulting agreements of the Company with all liabilities thereunder being transferred to James Owens effective December 31, 2019: (i) Consulting Agreement with Blue Water Acquisition, LLC – Series 4 dated November 1, 2015 and amended on April 4, 2017, (ii) Consulting Agreement with iTV Parntners.tv Inc. dated April 15, 2015 and (iii) Consulting Agreement with James Owens dated September 12, 2016 and amended on August 16, 2017 (referred to collectively herein as the “Consulting Agreements” and the consultants which are parties to the Consulting Agreements are referred to collectively herein as the “Consultants”). The Consultants also each signed a consent agreeing to transfer the Consulting Agreements together with all amounts due now and in the future thereunder by the Company to Consultants, to James Owens, effective December 31, 2019, which each included an acknowledgement that as of December 31, 2019, the Consultants were no longer consultants of the Company and that as of December 31, 2019, the Company had no liability to the Consultants associated with the Consulting Agreements.

Cancellation of Note

On February 21, 2020, the Company entered into a Cancellation of Amended and Restated Promissory Note Agreement (the “Cancellation Agreement”) with Webstar Networks Corporation (“Networks”) to cancel the Amended and Restated Promissory Note dated and received from the Company on May 12, 2018 in the amount of $675,000 effective December 31, 2019. James Owens, the Company’s Chief Technology Officer and Chairman is the President, Chief Executive Officer and control person of Networks.

Termination of Office Lease

The Company entered into an operating lease for a corporate office at 4321 Walnut Bend, Jacksonville, Florida with the lease commencement date of April 1, 2019 with the Company’s former chief executive officer (the “Lease”). On December 31, 2019, Walnut Bend Executive Center, LLC a Florida limited liability company (the “Landlord”) entered into a Lease Termination and Back Rent Repayment Agreement (the “Termination Agreement”) with Soft Tech Development Corporation, a Florida Corporation (the “Tenant”) pursuant to which the Landlord, as the successor to Mr. Stingone and the Tenant, as the successor to the Company, agreed to terminate the Lease and settle the repayment of past due rent and payment of rent payable under the Lease and for the Tenant and Landlord to enter into a new lease for the subject premises. Pursuant to the Termination Agreement the Lease was terminated effective December 31, 2019. The Company’s s Board approved the termination of the Lease, effective December 31, 2019, on February 21, 2020.

Agreements and Letters of Intent

Purchase of Webstar eCampus Assets

On June 30, 2017 we entered into an Intellectual Property Purchase Agreement with Webstar Networks Corporation (“Webstar Networks”), a related party for which our founder, James Owens, controls the voting rights, (the “IP Purchase Agreement”). Under the terms of this agreement, we purchased all intellectual property associated with the eCampus software and website www.webstarecampus.com (information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this report) and other assets associated with the operation of this website. We refer to these assets as the “Webstar eCampus” assets. On May 12, 2018, we entered into an amendment to the IP Purchase Agreement whereby we completed the purchase of the Webstar eCampus assets and issued 17,000,000 shares of our unregistered common stock and a promissory note in the principal amount of $675,000 payable upon completion of a sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note. On February 21, 2020 Webstar Networks canceled the $675,000 note, effective December 31, 2019 pursuant to a Cancellation of Amended and Restated Promissory Note Agreement between the Company and Webstar Networks, dated February 21, 2020.

Letter of Intent to License Gigabyte Slayer Software

On September 28, 2018, we entered into a Second Amended and Restated Letter of Intent with Soft Tech Development Corporation, (“Soft Tech”), a related party that is wholly owned by our founder and controlling stockholder James Owens, to the Amended and Restated Letter of Intent dated October 26, 2017 to exclusively license its Gigabyte Slayer software and further develop and commercialize it throughout the world. In addition, the license agreement will include a clause that provides that if at any time Soft Tech develops or creates a software solution that it seeks to commercialize by way of marketing, selling or licensing to a third party (the “Future Software Products”), Soft Tech must first offer the Future Software Products to the Company on the same terms that Soft Tech seeks from a third party. Should the Company be unwilling or unable to enter into an agreement with Soft Tech to purchase or license the Future Software Products within 60 days from receipt of written notice of the offer from Soft Tech, then Soft Tech may sell or license the Future Software Products to a third party upon the same terms and conditions offered by Soft Tech to the Company. Upon entering into a license agreement with Soft Tech, we agreed to pay them a recurring license fee equal to 12% of the gross proceeds from the subsequent sale or licensing of the software. The Second Amended and Restated Letter of Intent provides that we must enter into the software agreement no later than 90 days after our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on FormS-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. The closing is conditioned upon us entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason.

Letter of Intent to License Warp-G Software

On September 28, 2018, we entered into a Second Amended and Restated Letter of Intent with Soft Tech, a related party, to exclusively license its WARP-G software and further develop and commercialize it throughout the world. Upon entering into a license agreement with Soft Tech, we agreed to pay them a recurring license fee equal to 12% of the gross proceeds from our subsequent sale or licensing of the software. The Second Amended and Restated Letter of Intent provides that we must enter into the software agreement no later than 90 days after our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on FormS-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. The closing is conditioned upon us entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason.

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

Webstar eCampus

Webstar eCampus is an affordable, virtual online education and e-learning technology that allows the possibility of almost any organization to offer educational services online. Following completion of the license of the Gigabyte Slayer software, we plan to enhance the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer data technology which is designed to securely deliver all content at greater efficiency and significantly increase storage capabilities. This enhancement is expected to enable universities and other educational institutions to increase student participation and convenience with an enhanced experience for the students. Students will no longer experience delays in data transmission or “buffering” that is experienced by other online e-learning solutions. Webstar eCampus makes it possible for educators to offer their students visual online access to classroom activities from anywhere in the world. Remote students who use the service will be able to virtually access their classroom via the internet using their web enabled Smartphone, device or computer. The Webstar eCampus software is currently in use by California College of Early Childhood Development (the “California College”) pursuant to an oral agreement. Under the terms of the oral agreement, the California College has agreed to pay us an annual non-refundable license fee of $995 plus $195 per classroom, and $49.95 per student per class. Either party may terminate this use right at any time during its month-to-month term. Currently we are dependent on California College for our revenue as they are our only customer at this time.

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

a)	Data Compression Software. Based on our continuing work with multiple large cellular companies, we are not aware of any data compression products or services that can increase data throughput at rates on mobile devices similar to the rates achievable with the proprietary Gigabyte Slayer software.

b)	Data Efficiency and Faster Transmission Enterprise Software. Based on our current experience with large cellular companies, we are not aware of any product or services that can allow data to be transmitted, uploaded and downloaded, at speeds similar to the rates achievable with the proprietary WARP-G software.
c)	Pioneer of Data Delivery Innovation. Given the substantial expansion of the mobile device market and the increasing global demand for data access on the cable and telecommunications companies, we believe the licensed Gigabyte Slayer and WARP-G software solutions will become disruptive technologies capable of reducing the constraints of data delivery and data commerce facing the public, these companies and the industry as a whole.
d)	Game-Changing Apps. Mobile device and smart device users’ demand for more data and a continually expanding user base will continue to pressure data network providers. The Gigabyte Slayer software is expected to not only meet ever-increasing consumer and corporate demand for more data access with less buffering, it is expected to reduce pressure on overburdened provider networks. In addition, the Gigabyte Slayer software will function on mobile devices independent from support of mobile device manufacturers.
e)	Immersive “On-Campus-Like” Virtual Learning Experience. The eCampus software has developed an advanced, ideal virtual learning environment that focuses on the psychology of human learning and human social interaction to deliver world-class education. Following completion of the license of the Gigabyte Slayer software and our planned enhancement of the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer software technology, we expect a significantly enhanced experience by the students.
f)	Effective Go-To-Market Strategies. We plan to implement go-to-market strategies, led by our experienced executive team, utilizing corporate strategies and best-practices to produce expected profitable revenue channels in the retail B2C markets through e-commerce solutions, as well as B2B and B2ED revenue channels via global strategic partnerships and licensing agreements we plan to pursue.
g)	Global marketplace issues to be addressed by our Software solutions: (1) Cyber-security - Protecting information, identity and data for both individuals as well as businesses is a huge global issue, (2) Lost connections, buffering delays, bandwidth limitations. Slow downloads/uploads costs time, money, and builds frustration with digital and mobile users, (3) Rising costs of data dig deep into corporate margins, (4) Data plan limitations in storage and speed limit individuals’ mobile usage capabilities, (5) Rising costs of personal and family data plans, (6) Impending “ Utilization” of data by cable companies will significantly increase costs.

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

Intellectual Property

Following the completion of the planned offering of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment, and entering into license agreements for the Gigabyte Slayer and the WARP-G software solutions, we will rely on a combination of copyright, patent, trademark and trade secret laws in the United States, as well as confidentiality agreements and other contractual arrangements, to establish and protect our proprietary and intellectual property rights. We plan to file a patent application in the United States related to the eCampus platform upon completion of the raise. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned.

The Company is seeking to register the following trademarks “Gigabyte Slayer”, “Warp-G”, and “Warp-G Mobile” with the United States Patent and Trademark Office (the “USPTO”).

The trademark for “Gigabyte Slayer” has been filed with the USPTO and is currently under examination and has not yet been issued as of the date of this report and appears as follows:

The trademark for “Warp-G” has been filed with the USPTO and is currently under examination and has not yet been issued as of the date of this report and appears as follows:

The trademark for “Warp-G Mobile” has been filed with the USPTO, and is currently under examination and has not yet been issued as of the date of this report and appears as follows:

Webstar Networks Corporation has filed a trademark application with the USPTO for “Webstar eCampus”. Webstar Technology Group, Inc. purchased the eCampus software from Webstar Networks and as of the date of filing this report, Webstar Networks has not transferred the eCampus trademark to the Company, but plans to do so. The trademark has not yet been issued as of the date of this report and has been published for opposition at this time and appears as follows:

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

Employees

As of the date of this report we have no full-time employees. We currently rely on our President and Chief Executive Officer, Don D. Roberts, our Chief Financial Officer, Harold E. Hutchins, and our Chief Technology Officer, James Owens to manage all aspects of our business. All of our executive officers who were engaged by the company provide services on an as needed basis as agreed to between us and the executive and in no event is any executive officer obligated to devote more than five hours per week to our business affairs. Upon the Company having secured sufficient funds to support its continued business operations, all executive officers of the Company will be obligated to devote their full working time and attention to the business and affairs of the Company for the remaining term of their employment agreements. We intend to hire additional employees on an as-needed basis as our business expands.

Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Properties

Our principal offices are located at 4231 Walnut Bend, Jacksonville, FL 32257. Our telephone number is 1.888.405.7860. These offices are provided free of charge by Mr. Owens until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

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

Since our inception on March 10, 2015 through December 31, 2019 we have generated minimal revenues and incurred a loss of $7,218,684. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Furthermore, with any business, there is a substantial risk that the business will fail. The majority of new businesses fail due to many factors, including, but not limited to, lack of capital, failure to successfully integrate a new management team, unexpected delays, more intense competition, and many of the other risk factors discussed below. Investors in our company should only invest if they are able to bear the loss of their entire investment.

Management and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Management and our auditors have indicated that our lack of revenues raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We may have difficulty in procuring the additional financing required to operate and develop our current and planned businesses.

We will be totally dependent on the proceeds of the planned offering of our common stock pursuant to our Registration Statement on FormS-1, for which we are required to, and plan to file a post-effective amendment to enable us to operate our current and planned businesses. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. In addition, we will require significant amounts of cash, and we may be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future development and growth of our business. The terms and/or availability of additional capital are unreliable. If we are not successful in obtaining adequate capital, we may not be able to generate future revenues from our operation of the eCampus website and licensing of the Gigabyte Slayer and WARP-G software.

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

Currently we are dependent on California College for our revenue as they are our only customer at this time. The Webstar eCampus software is in use by California College pursuant to an oral agreement. Under the terms of the oral agreement, the California College has agreed to pay us an annual non-refundable license fee of $995 plus $195 per classroom, and $49.95 per student per class. Either party may terminate this use right at any time during its month-to-month term. If California College decides to terminate the agreement or if they are unable to make their payments thereunder it would materially affect our revenues.

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

None of our officers and directors devote all of their time to our business but intend to do so once we complete the planned offering of our common stock pursuant to our Registration Statement on Form S-1 for which we are required to, and plan to file the post-effective amendment, and we can pursue our plan of operation. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. Should the business develop faster than anticipated, the officers and directors will have to retain additional personnel to ensure that it continues as a going concern.

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

Our future business and results of operations depend in significant part upon the continued contributions of our President and Chief Executive Officer, Don D. Roberts. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the recently acquired Webstar eCampus and planned product acquisitions, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

There has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the purchase price or at the time that they would like to sell or at all. In addition, we intend to apply for quotation of our common stock on the OTCQB tier of the OTC Markets Group, Inc. Marketplace following the termination of the planned offering of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering, and therefore, we may not be able to execute the foregoing as planned. To be quoted on the OTCQB, a market maker must apply to make a market in our common stock. As of the date of this report, we have not made any arrangement with any market makers to quote our shares. Even if we obtain quotation on the OTCQB, we do not know the extent to which investor interest will lead to the development and maintenance of an active trading market for our common stock, which will adversely impact your ability to sell our shares.

The OTCQB, as with other public markets, has from time to time experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock may be similarly volatile, and holders of shares of our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this report. No assurance can be given that the market price of shares of our common stock will not fluctuate or decline significantly in the future or that common stockholders will be able to sell their shares when desired on favorable terms, or at all.

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

We need to raise additional capital. If we are unable to raise necessary additional capital, our business may fail, or our operating results and our stock price may be materially adversely affected.

Because our operations have not generated sufficient revenues to sustain them, we will need to secure adequate funding to further develop the eCampus website which may include integration with the Gigabyte Slayer and WARP-G software solutions and planned licensing of these software applications on a standalone basis. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail our operations and our business would fail.

Our issuance of additional Common Stock in exchange for the purchase of assets, services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our Common Stock.

We issued 17,000,000 shares of our unregistered Common Stock to pay for the Webstar eCampus assets. Additionally, we have agreed to sell an additional 25,000,000 shares of our common stock to James Owens, our Chairman and CTO. It is possible that we may issue additional shares of Common Stock in exchange for debt or for cash under circumstances we may deem appropriate at the time. Any such new issuances may cause a decrease in the quoted price of our Common Stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 114,300,000 shares of our common stock outstanding as of the date of this report. In addition, we have agreed to sell 25,000,000 unregistered shares of our Common Stock and 1,000 shares of our unregistered preferred stock to James Owens, our Chairman and CTO. Rule 144 of the Securities Act of 1933 defines these unregistered shares as restricted securities. None of these shares are tradable without restriction. Given the lack of a trading history of our Common Stock, resale of even a small number of shares of our Common Stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our Common Stock.

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

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company, we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

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

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

It may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of our Internal Controls over financial reporting for the year ending December 31 following the year in which the Company’s registration statement was declared effective, which was 2019 for which we are required to, and plan to file the post-effective amendment. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. We must establish an ongoing program to perform the system and process evaluation, and testing necessary to comply with these requirements. At this time, we have not yet fully been able to truly test and expand a system of controls; therefore, it may not be possible to have adequate internal controls until such a system is put into place.

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

Controlling Stockholder has 99.7% of the voting rights of the Company.

James Owens owns 97,000,000 and additionally has agreed to purchase another 25,000,000 shares of our common stock and has voting control over an additional 17,000,000 shares, representing 99.7% of the shares beneficially owned as of the date of this report and includes shares of common stock issuable within 60 days after the date of this report. Because Mr. Owens has 99.7% of the voting rights of our stockholders, he will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. If Mr. Owens votes in favor of the foregoing actions, he will have sufficient voting power to approve such actions and no other stockholder approvals will be required.

As a result, Mr. Owens will have significant influence over our management and affairs and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. His interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

We engage in transactions with James Owens, our controlling stockholder, and entities he owns or controls and the terms were not arrived at as a result of arms-length negotiations and there are no assurances that these transactions are fair to our company.

We have entered into a significant number of transactions with James Owens, our controlling stockholder, or entities he owns or controls. These transactions include the issuance of 97,000,000 shares of our common stock to Mr. Owens upon formation of our company, an agreement to sell him an additional 25,000,000 shares of common stock and, a consulting agreement with Mr. Owens for business advisory services, the proposed license of the Gigabyte Slayer software and WARP-G software from Soft Tech, the purchase of the Webstar eCampus software from Webstar Networks for 17,000,000 shares of our common stock and a $675,000 note payable. The note payable and consulting agreement have been canceled as of the date of this report. The terms of these transactions were not determined as a result of arm’s length negotiations. We have also entered into an agreement with James Owens to sell him 1,000 shares of our Series A Preferred Stock. Consequently, we cannot assure you that the terms of the transactions we entered into or plan to enter into with Mr. Owens or entities he owns or controls are on terms as fair as we might receive from or extend to third parties. Furthermore, it is possible that as a result of the conflict of interests, the intellectual property we acquire, software we license and services to be provided by Mr. Owens may not be worth the prices we pay and could have a material adverse effect on our business, financial condition and results of operations.

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

Our amended and restated articles of incorporation as amended authorize the issuance of 300,000,000 shares of common stock. As of the date of this report we had 114,300,000 shares of common stock outstanding and 25,000,000 shares of our common stock issuable by us pursuant to an agreement we have entered into with an officer of our company. We may also issue up to 20,000,000 shares of common stock included in the planned offering of our common stock pursuant to our Registration Statement on FormS-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Anti-takeover effects of certain provisions of Wyoming state law hinder a potential takeover of our company.

Though not now, we may be or in the future we may become subject to Wyoming’s control share law. A corporation is subject to Wyoming’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Wyoming, and it does business in Wyoming or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Wyoming’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Wyoming has a business combination law which prohibits certain business combinations between Wyoming corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Wyoming law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Wyoming’s business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our principal offices are located at 4231 Walnut Bend, Jacksonville, FL 32257. Our telephone number is 1.888.405.7860. These offices are provided free of charge by Mr. Owens until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

ITEM 3. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

Holders of Common Stock

As of March 23, 2020, there were six stockholders of record of our common stock.

Securities authorized for issuance under equity compensation plans

We had certain stock awards authorized for issuance to executive employees, directors and certain consultants. These stock awards were canceled during the year ended 2019. There are no other securities authorized for issuance under equity compensation plans at this time.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At March 23, 2020 we had 114,300,000 shares of common stock issued and outstanding and no shares of preferred stock.

The Company’s Board has approved, and the Company has entered into written agreements for the sale of an additional 25,000,000 shares of our common stock to Mr. James Owens at $.0001 per share and 1,000 shares of our Series A Preferred Stock to Mr. Owens at $250 per share. These additional shares of common and preferred have not been issued as of the date of this report.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Preferred Stock

The preferred stock is issuable in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our board of directors. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock. The rights of holders of our common stock described above, will be subject to, and may be adversely affected by, the rights of any preferred stock that we may designate and issue in the future.

On December 14, 2019, the Company’s Board of Directors designated 1,000 shares of the preferred stock as Series  A Preferred Stock, par value $0.0001 per share. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference.

On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of the State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), as a series of preferred stock of the Company, effective March 16, 2020. 1,000 shares of Series A Preferred Stock are authorized.

Each share of Series A Preferred Stock shall have a number of votes at any time equal to 0.3% of the number of shares of the Company’s common stock then issued and outstanding on a fully diluted basis (i.e. assuming conversion into common stock of any other classes of preferred stock or agreements or instruments then convertible into shares of common stock), such that all 1,000 shares of the Series A Preferred Stock shall have a number of votes equal to 300% of the issued and outstanding shares of common stock. The Series A Preferred Stock shall vote on any matter submitted to the holders of the Company’s common stock for as long as a share of the Series A Preferred Stock is issued and outstanding. The Series A Preferred Stock shall not have the right to vote on any matter as to which solely another class of preferred stock of the Company is entitled to vote.

The Series A Preferred Stock may not be transferred by the original holder of the Series A Preferred Stock and any attempted transfer shall be void and such shares of the Series A Preferred Stock shall be deemed automatically redeemed by the Company and a holder of the Series A Preferred Stock shall be entitled to receive solely a redemption price of $250.00 per share.

The Series A Preferred Stock is not convertible and is not entitled to receive any dividends paid on any other class of stock of the Company. The Series A Preferred Stock does not have any participation rights and has no preferences in the event of any liquidation, dissolution or winding up of the Company and are not entitled to receive any distribution of the assets or surplus funds of the Company and will not participate with the common stock or any other class of stock of the company therein.

The Certificate cannot be amended without the prior written consent of the holders of the Series A Preferred Stock. The Series A Preferred Stock are restricted shares and will bear the appropriate restrictive legend.

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2019.

Options

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2019.

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

On May 12, 2018, pursuant to the terms of an amendment to the IP Purchase Agreement we entered into with Webstar Networks, a related party, and issued 17,000,000 shares of our unregistered common stock valued at $1.00 per share, or an aggregate of $17,000,000.

The Company believes that the shares of our Common Stock were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act. Such securities are restricted as to their transferability as set forth in Rule 144 under the Securities Act and an appropriate restrictive legend is affixed to the stock certificates issued for such shares.

On  December 14, 2019, the Company entered into a subscription agreement (the “Preferred Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000. As of the date of this report, these shares have not yet been issued.

The Company believes that the foregoing issuance of the restricted Series A Preferred Stock will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act. An appropriate restrictive legend will be affixed to the stock certificates issued for the Series A Preferred Stock.

On December 14, 2019, the Company entered into a subscription agreement (the “Common Stock Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, upon the effectiveness of the Series A Certificate of Designations, twenty-five million (25,000,000) shares of the Company’s common stock, at a total purchase price of $2,500. As of the date of this report, these shares have not yet been issued .

The Company believes that the foregoing issuance of the restricted Common Stock will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act. An appropriate restrictive legend will be affixed to the stock certificates issued for the Common Stock.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

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

Overview

Since inception, the Company acquired the Webstar eCampus assets from Webstar Networks, a related party that is controlled by our controlling stockholder, on May 12, 2018 in exchange for issuance of 17,000,000 shares of our common stock and a promissory note in the principal amount of $675,000. The promissory note will bear interest after maturity at 3.5% per annum and will not be convertible into any securities of the Company. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note we issued on May 12, 2018. On February 21, 2020, Webstar Networks canceled the $675,000 promissory note, effective December 31, 2019. See “Item 1 Business – Purchase of Webstar eCampus Asset.” In addition, we signed two letters of intent to license proprietary software from Soft Tech, a related party that is wholly owned by our founder and controlling stockholder James Owens; i.e., Gigabyte Slayer and WARP-G. The Company began to operate and market the Webstar eCampus website on May 12, 2018 when it acquired those assets from Webstar Networks. Previously, we had been focused in large part on organizational activities and the development of our business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software application that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company plans to complete the license of the Gigabyte Slayer and WARP-G software upon completion of the planned offering of our common stock pursuant to our Registration Statement on FormS-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. See “Item 1 Business” As of December 31, 2019, we have generated an accumulated deficit of $7,218,684.

Recent Developments

Series A Preferred Stock

On December 14, 2019, the Company’s Board of Directors designated 1,000 shares of the preferred stock as Series A Preferred Stock, par value $0.0001 per share. On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of the State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock as a series of preferred stock of the Company, effective March 16, 2020. 1,000 shares of Series A Preferred Stock are authorized. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference.

Subscription Agreements with Founder, Chief Technology Officer and Chairman of the Board of Directors

On December 14, 2019, the Company entered into a subscription agreement (the “Preferred Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000. As of the date of this report, these shares have not yet been issued.

On December 14, 2019, the Company entered into a subscription agreement (the “Common Stock Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, upon effectiveness of the Series A Certificate of Designations, twenty-five million (25,000,000) shares of the Company’s common stock at a total purchase price of $2,500. As of the date of this report, these shares have not yet been issued.

Employment Agreements

On January 1, 2020, the Company entered into an Employment Agreement with each James Owens, in his capacity as the Company’s Chief Technology Officer, Donald Roberts, in his capacity as the Company’s President and Chief Executive Officer and Harold Hutchins, in his capacity as the Company’s Chief Financial Officer and Secretary (referred to herein together as the “Employment Agreements” and each as an “Employment Agreement”). Pursuant to each Employment Agreement the Company agreed to compensate, each Mr. Owens, Mr. Roberts and Mr. Hutchins for their services with an annual wage of $350,000 to be paid bi-weekly with an annual performance evaluation. Further, pursuant to the Employment Agreements, each Mr. Owens, Mr. Roberts and Mr. Hutchins will be eligible for an annual bonus as determined by the Company’s Board of Directors (the “Board”). Further, pursuant to each Employment Agreement, in addition to the foregoing compensation, each Mr. Owens, Mr. Roberts and Mr. Hutchins will also receive a $1,000 monthly automobile/mileage allowance and will also be eligible for stock options or grants as granted by the Board. Pursuant to the Employment Agreements, all reasonable expenses arising out of each Mr. Owens, Mr. Roberts and Mr. Hutchins’ employment will be reimbursed by the Company so long as they are incurred for business purposes and supported by appropriate receipts. Each of the Employment Agreements may be terminated by either party with prior notice to the other party of twenty (20) days. If the Company provides a notice of termination of any of the Employment Agreements for a reason other than “Cause,” the Company will pay each Mr. Owens, Mr. Roberts and Mr. Hutchins a one-time payment equivalent to one (1) time the annual salary within thirty (30) days of termination. If a termination of the any of the Employment Agreements is made due to a change of control of the Company, each Mr. Owens, Mr. Roberts and Mr. Hutchins will be paid a one-time payment equivalent to two (2) times the annual salary within thirty (30) days of termination.

Transfer of Previous Employment Agreement Liabilities

On February 21, 2020, the Company entered into an Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement (the “Transfer Agreement”) with James Owens. James Owens is the Company’s Chief Technology Officer and Chairman. Pursuant to the Transfer Agreement, James Owens agreed to accept the transfer of the following previous employment agreements of the Company with all liabilities thereunder being transferred to James Owens effective December 31, 2019: (i) Joseph Stingone Employment Agreement dated September 12, 2016 (ii) Eugene Fedele Employment Agreement dated May 1, 2017 and (iii) David Herzfeld Employment Agreement dated June 16, 2016 (referred to collectively herein as the “Employment Agreements” and Mr. Stingone, Mr. Fedele and Mr. Herzfeld being collectively referred to herein as the “Employees”). Mr. Stingone was the Company’s former Vice Chairman of the Board of Directors, and the Company’s former Chief Executive Officer who died unexpectedly on July 8, 2019. Mr. Fedele is the Company’s Chief Marketing Officer and Mr. Herzfeld is the Company’s web manager. The Employees each also signed a consent agreeing to transfer the Employment Agreements together with amounts due now and in the future thereunder by the Company to the Employees, to James Owens effective December 31, 2019, which each included an acknowledgement that as of December 31, 2019, the Employees were no longer employed by the Company and that as of December 31, 2019, the Company had no liability to the Employees associated with the Employment Agreements. Mr. Stingone’s consent was signed on his behalf by his rightful heir, Barbara Stingone.

Transfer of Previous Consulting Agreement Liabilities

Further, pursuant to the Transfer Agreement, James Owens, the Company’s Chief Technology Officer and Chairman, agreed to accept the transfer of the following consulting agreements of the Company with all liabilities thereunder being transferred to James Owens effective December 31, 2019: (i) Consulting Agreement with Blue Water Acquisition, LLC – Series 4 dated November 1, 2015 and amended on April 4, 2017, (ii) Consulting Agreement with iTV Parntners.tv Inc. dated April 15, 2015 and (iii) Consulting Agreement with James Owens dated September 12, 2016 and amended on August 16, 2017 (referred to collectively herein as the “Consulting Agreements” and the consultants which are parties to the Consulting Agreements are referred to collectively herein as the “Consultants”). The Consultants also each signed a consent agreeing to transfer the Consulting Agreements together with all amounts due now and in the future thereunder by the Company to Consultants, to James Owens, effective December 31, 2019, which each included an acknowledgement that as of December 31, 2019, the Consultants were no longer consultants of the Company and that as of December 31, 2019, the Company had no liability to the Consultants associated with the Consulting Agreements.

Cancellation of Note

On February 21, 2020, the Company entered into a Cancellation of Amended and Restated Promissory Note Agreement (the “Cancellation Agreement”) with Webstar Networks Corporation (“Networks”) to cancel the Amended and Restated Promissory Note dated and received from the Company on May 12, 2018 in the amount of $675,000 effective December 31, 2019. James Owens, the Company’s Chief Technology Officer and Chairman is the President, Chief Executive Officer and control person of Networks.

Termination of Office Lease

The Company entered into an operating lease for a corporate office at 4321 Walnut Bend, Jacksonville, Florida with the lease commencement date of April 1, 2019 with the Company’s former chief executive officer (the “Lease”). On December 31, 2019, Walnut Bend Executive Center, LLC a Florida limited liability company (the “Landlord”) entered into a Lease Termination and Back Rent Repayment Agreement (the “Termination Agreement”) with Soft Tech Development Corporation, a Florida Corporation (the “Tenant”) pursuant to which the Landlord, as the successor to Mr. Stingone and the Tenant, as the successor to the Company, agreed to terminate the Lease and settle the repayment of past due rent and payment of rent payable under the Lease and for the Tenant and Landlord to enter into a new lease for the subject premises. Pursuant to the Termination Agreement the Lease was terminated effective December 31, 2019. The Company’s s Board approved the termination of the Lease, effective December 31, 2019, on February 21, 2020.

Plan of Operations

Webstar eCampus Plans. Following completion of the planned sale of the minimum offering of shares of our common stock pursuant to our Registration Statement on FormS-1, for which we are required to, and plan to file a post-effective amendment, we intend to begin a sales and marketing campaign for our Webstar eCampus virtual classroom access platform Webstar eCampus. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. Our marketing campaign will consist of creating and establishing brand awareness and industry positioning and implementing a go-to-market program that includes a responsive website, social media marketing and communications via LinkedIn and Google search engine optimization. We expect to outsource parts of our planned marketing campaign to providers with expertise in these areas. We intend to hire an in-house sales manager who will be responsible for sales and coordination with technical support for implementation and operation of customer eCampus website operations. Our sales efforts will be further supported by other members of our executive management team who are expected to use their industry contacts and expertise to assist in the sales process.

We expect this phase of our planned operations to be carried out over the 12-month period following completion of sales of the minimum number of shares in the planned offering of our common stock on our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned.

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

Gigabyte Slayer Software and WARP-G Software

We plan to enter into a license agreement for the WARP-G software and the Gigabyte Slayer software upon completion of the planned offering of our common stock on our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment, and further develop and commercialize these software programs throughout the world. However, there can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned.

Gigabyte Slayer. Gigabyte Slayer is a retail-oriented software application that will be marketed via online marketing and search engine optimization programs. The software is expected to be available for download via Google Play and other Android app platforms as well as direct from our own online platform that will be rolled out as part of this sales and marketing campaign. We expect to hire additional support personnel in addition to use of outsourced providers with expertise in online marketing campaigns and have targeted a goal of 768,000 retail customers within 12 months after we complete the planned offering of the minimum number of shares of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned.

WARP-G. WARP-G is a business to business software solution that companies can use on an enterprise wide basis to transmit more data over existing data streams to optimize their data usage. We plan to engage in sales through licensing transactions with data delivery companies such as Verizon, AT&T, T-Mobile, Amazon, Google, cable operators, Netflix, Electronic Arts and other gaming companies. In addition, we expect to explore the broader technology channel for implementation of a reseller program to optimize scaling our planned business. We expect to hire additional sales support personnel in addition to the efforts of our management team to secure at least one enterprise customer within 12 months after we complete the planned offering of the minimum number of shares of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. In the event we are unable to sell at least $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, we will continue to operate the Webstar eCampus software virtual classroom access platform, possibly suspend its operation and delay, scale back or eliminate some or all of our business plans until we raise additional capital.

Results of Operations for the years ended December 31, 2019 and 2018

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2019 and 2018.

Prior to the completion of the purchase of the Webstar eCampus assets on May 12, 2018, we had not earned any revenues since our inception and have funded our operating expenses through loans from our controlling stockholder and accrual of various costs and expenses. Revenue earned from the eCampus Software totaled $4,442 and $2,505 for the years ended December 31, 2019 and 2018, respectively. The increase is due to a full year of licensing and operating the eCampus software in 2019 as opposed to a partial year in 2018. Total operating expenses which are comprised of salaries and related expenses, consulting fees, stock compensation expense, and general and administrative expenses were $1,112,374 and $1,215,906 for the years ended December 31, 2019 and 2018, respectively. The decrease is primarily attributable to a decrease in salaries and related expenses, and an impairment loss on our intangible assets of $71,200 recognized in 2018, and offset by an increase in consulting fees and general and administrative expenses.

The net loss was $1,115,416 and $1,222,201 for the years ended, 2019 and 2018, respectively. This decrease is a result of the decrease in total operating expenses discussed above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2019, our working capital deficit amounted to $860,406, a decrease of $5,239,432 as compared to working capital deficit of $6,099,838 as of December 31, 2018. This decrease is primarily a result of a decrease in accrued liabilities consisting of a decrease in accrued stock compensation resulting from the cancelation of share grants, and decreases in salaries and related expenses and consulting fees as well as a note payable with a related party which were assumed by James Owens, our Chairman and majority stockholder, and recorded as an increase in additional paid-in-capital.

Net cash used in operating activities was $351,727 during the year ended December 31, 2019 compared to $93,931 for the year ended December 31, 2018. The change in cash from operating activities is primarily attributable to increases in general and administrative expenses associated with moving into an office building and decrease in accrued professional fees.

Net cash provided by financing activities was $383,021 during the year ended December 31, 2019 compared to $85,817 in the year ended December 31, 2018. The change in cash from financing activities was the result of an increase in cash received from a related party.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant stockholders sufficient to meet its operating expenses while seeking to raise capital from the planned offering of our common stock on our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. Further, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in Management’s discussion and analysis of financial condition and results of operations and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in this annual report and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future filings.

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

Off-Balance Sheet Arrangements

As of December 31 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheet as of December 31, 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended have been audited by D. Brooks and Associates, CPAs, P.A. and the Company’s balance sheet as of December 31, 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Friedman LLP, both of which are independent registered public accounting firms. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Resignation of Independent Registered Public Accounting Firm

On August 12, 2019, the Board of Directors of the Company was notified by Friedman LLP (“Friedman”) that it was resigning as the Company’s independent registered public accounting firm effective immediately. Friedman’s reports on the Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports were modified as to uncertainty about the Company’s ability to continue as a going concern. Furthermore, during the Company’s two most recent fiscal years and through August 12, 2019, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during Friedman’s engagement.

Engagement of New Independent Registered Public Accounting Firm

On September 13, 2019, the Board of Directors of the Company engaged D. Brooks and Associates CPAs, P.A. (“D. Brooks”) as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years ending December 31, 2017 and 2018, and for the subsequent interim periods prior to engaging D. Brooks, neither the Company nor anyone acting on the Company’s behalf consulted D. Brooks with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal and accounting financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to the material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal accounting and financial officer), concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that amounted to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; (ii) ineffective control over expenditures with non-employee/officer having access to the bank account; this item was resolved and removed in May of 2019; and (iii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2019.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

During the year ended December 31, 2019 the Company’s Board of Directors appointed an audit committee responsible for the establishment, oversight, and monitoring of required internal controls and procedures and a compensation committee responsible for determining executive compensation.

Other than the foregoing and the changes in the Company’s officers and directors, there has been no change in our internal control over financial reporting occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this Annual Report on Form 10-K. Each director is elected at our annual meeting of stockholders and holds office until his successor is elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position/Title
James Owens	58	Chairman of the Board of Directors and Chief Technology Officer
Don D. Roberts	70	Chief Executive Officer
Harold E. Hutchins	65	Chief Financial Officer
Sanford Simon	66	Director
Ron Landmann, MD	43	Director
Michael Hendrickson	73	Director, Chairman of Compensation Committee, Member of Audit Committee
John England, Ph.D.	74	Director, Chairman of Audit Committee, Member of Compensation Committee
Kevin Harrington	61	Director

James Owens, Chairman of the Board of Directors and Chief Technology Officer

Mr. Owens has worked as the President of Webstar Networks, from 2007 to the present. Mr. Owens received his Bachelor of Science from the University of Massachusetts in June of 1983 with a double major in Computer Science and Micro-Biology. Mr. Owens does not hold, and has not previously held, any directorships in any reporting companies.

Don D. Roberts, Chief Executive Officer

Mr. Roberts has over 47 years of extensive experience in the banking and financial services industries starting up and managing banks in Texas, Florida and Georgia. Until July 12, 2019 and for at least the past 5 years, Mr. Roberts was North Region President for Seaside National Bank and Trust a $2.5 billion Florida-based bank and has held several top executive management roles at a variety of financial institutions during his 25+ years in the North Florida market including Barnett Bank of Jacksonville, Florida Bank and CNLBank. Roberts graduated from the University of Texas at Austin with a Bachelor of Business Administration in International Business. He also graduated from the Southwestern Graduate School of Banking in Dallas, Texas. Roberts is very involved in the Jacksonville community having served on many boards including The YMCA of Florida’s First Coast, the United Way, the Chamber of Commerce and the Arts Council of Jacksonville. He is a Rotary Club Paul Harris Fellow. Currently, he serves as a Board member of ElderSource, North Florida’s Area Agency on Aging, its Parent Board, and its affiliate Wise Owl Properties.

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

Mr. Hutchins has served on the Board of Directors of both public and private companies including Open-Silicon, Inc. (US), Snake Eyes Golf Clubs, Inc. (US), Bahrain Financing Company (England, Bahrain, Qatar, India, Malaysia, Kuwait), Burg Bank (Pakistan), and Clean Swift, Inc. (Dubai).

Mr. Hutchins received a Bachelor of Science in Business Administration with a major in Accounting from the University of Florida. Mr. Hutchins is a Certified Public Accountant in inactive status in the State of Florida and formerly held Series 7 and Series 63 securities licenses.

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

Michael A. Hendrickson, Director

Mr. Hendrickson has served as a director since August 2017. Mr. Hendrickson serves as the Chairman of the Compensation Committee of the Company since June 7, 2019 and also serves as a member of the Audit Committee of the Company since such date. In 2012, Mr. Hendrickson founded StoneBridge Securities, LLC, an international investment banking firm and NASD Broker/Dealer based in Seattle, Washington where he remains the managing partner.

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

John England, Ph.D., Director

John England, Ph.D. has served as a director of our company since 2015. Dr. John England serves as the Chairman of the Audit Committee of the Company since June 7, 2019 and also serves as a member of the compensation committee since such date. He is the founder and President of Al Technical Institute, an online business and technical school which he founded in 2005. Assisting in the design of the Webstar eCampus; he has been an Education Consultant since 2006. From 2010 to 2013, Dr. England served as Assistant Executive Director for the National Accreditation for Colleges and Schools.

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

Sanford Simon, Director

Sanford (Sandy) Simon has over 30 years of compliance experience in the corporate management of federal and state environmental, regulatory, and legislative programs for leading manufacturers of pesticide, fertilizer, growing media, grass seed and organic-input fertilizer and other agricultural use chemicals. From October 2014 to the present, he has served as the Vice President of Corporate Compliance at Harrell’s LLC where he is responsible for oversight and compliance with applicable laws and regulations governing Harrell's, LLC products and business operations related to environmental, safety and health, risk management, quality control and to the manufacture, sale, transportation, registration and distribution of fertilizers, pesticides, adjuvants, soil amendments and grass seed and provides a creative compliance strategy that supports Harrell's, LLC strategic business plans. From March 2009 to October 2014, Mr. Simon served as the Senior Director of Regulatory Affairs with the Scotts Miracle-Gro Company for the Federal & State for Strategic Business Units. He earned a Bachelor of Science degree in business management and with a minor in environmental science at the University of Phoenix. A native Alabamian, he currently resides with his wife in Flagler Beach, FL.

Kevin Harrington, Director

Kevin Harrington has served as a Director of our company since 2015. He has almost forty (40) years’ experience in product introduction and direct marketing, being one of the first to market products through infomercials. In January 2017, Mr. Harrington was appointed as a member of the board of directors of Znergy, Inc. (OTC:ZNRG), a company focused on marketing energy efficiency and commercial security products. Since April 2016, Mr. Harrington has been a Partner and Executive Producer of Jung Guns Entertainment, LLC, a developer and producer of entertainment content and the Managing Partner for Quantum Media Marketing, a media marketing agency. Since March 2013, he has been a member of the Board of Directors for Celsius Holdings, Inc. (NASDAQ:CELH), a fitness drink developer, producer and marketer. Since 2005, he has been Chief Executive Officer of Harrington Business Development, Inc., a privately-held consulting firm where he works with companies to increase distribution, analyze electronic retailing opportunities, effectively market on digital, social media, TV, radio, or print, source manufacturing, and establishes celebrity relationships. Mr. Harrington was a cofounder of Global Leaders Organization in January 2015, a professional community of Presidents, CEOs, entrepreneurs and investors that gives members access to commercial opportunities and a cofounder of the Electronic Retailers Association (ERA) in 2000, a global direct to consumer organization, and a cofounder of the Entrepreneurs Organization (EO ) in 1997. He is also an Original Shark on the ABC television series “Shark Tank.”

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

Corporate Governance

Our board of directors is comprised of one (1) non-independent director and five (5) independent directors. On June 7, 2019 the Board established an audit committee and a compensation committee, each comprised of two independent directors.

Audit Committee:

Dr. John England, to serve as Chairman of the Audit Committee,

Mr. Michael Hendrickson

Compensation Committee:

Mr. Michael Hendrickson, to serve as Chairman of the Compensation Committee

Dr. John England.

The Company plans to obtain public company directors’ and officers’ insurance coverage, but has not done so yet, and plans to do so in the future once it raises sufficient funds. However, there can be no assurance that any funds can be raised or that the foregoing can occur as planned.

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

Board Structure

Our board has chosen not to separate the positions of Chief Technology Officer and Chairman of the Board as our initial planned operations will be limited. Our board of directors does not believe that such separation will serve any useful purpose at this time.

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

Communications with the Board of Directors

Stockholders with questions about us are encouraged to contact us by sending communications to the attention of the Chief Executive Officer at 4231 Walnut Bend, Jacksonville, Florida 32257. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the board of directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

Director Compensation

We have agreed to pay our non-employee directors $3,000 each for attending our quarterly board of directors meetings and reimburse them for reasonable travel expenses incurred in attending board and committee meetings once the Company is publicly held. The Company has held quarterly board meetings and the Board has waived director fees for each meeting. Therefore, such fees have not been paid nor accrued to date. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

We originally agreed to issue 750,000 shares of our Common Stock to each of Kendall Almerico (a former director) and Kevin Harrington and 100,000 shares to each of Dr. Landmann and Mr. Hendrickson. The shares of our common stock were issuable within 15 days of the effective date of a registration statement filed by the Company with the SEC. All shares previously granted to the foregoing, were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019.

In addition, once the Company’s planned public offering pursuant to its Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment, is completed we agreed to award Drs. England and Landmann and Mr. Hendrickson options to purchase 100,000 shares of our common stock. The options were exercisable at the closing price of our common stock on the date of the award, vest 50% one year from the date of grant and 50% two years from the date of appointment and were exercisable at any time after they vest prior to the four year anniversary of the date of their appointment to the board of directors. All options previously granted to the foregoing were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019.

Joseph P. Stingone, Sr. was not paid any compensation for serving as a director other than his compensation as our Chief Executive Officer as described elsewhere in this report.

Procedures for Nominating Directors

The sitting directors nominate the people that they recommend to be directors of the Company for the coming year. The recommendations are then presented to the stockholders for a vote at an annual or special meeting of stockholders. The board sets a “record date” for determining stockholders that will be entitled to notice of and to vote at the annual and/or special meeting. Only stockholders of record as of the record date will be entitled to notice of the meeting and to vote at the meeting.

The required quorum for the annual meeting is a majority of the common stock issued and outstanding on the record date. If a quorum is not present when the meeting is called to order on the day and time stated above, the stockholders will be asked to vote to adjourn the meeting in order to enable us to have more stockholders in attendance, either in person or by proxy. Those who are present at the time of the meeting, though less than a quorum to transact other business, are sufficient to have a vote on adjournment of the meeting to a later date.

To approve the election of directors, the number of nominees proposed by the directors receiving the highest number of (or plurality) for votes at the annual and/or special meeting will be elected.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2019 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Joseph P. Stingone, Sr.(4,8)	12/31/2018	250,000	-	-	-	-	250,000
	12/31/2019	125,000	-	-	-	-	125,000

James Owens(5)	12/31/2018	-	-	-	-	-	-
	12/31/2019	-	-	-	-	-	-

Don D. Roberts(6)	12/31/2018	-	-	-	-	-	-
	12/31/2019	-	-	-	-	-	-

Nan Kreamer(1)	12/31/2018	50,000	-	-	-	-	50,000
	12/31/2019	-	-	-	-	-	-

Harold E. Hutchins(2)	12/31/2018	-	-	-	-	9,000	9,000
	12/31/2019	-	-	-	-	38,000	38,000

David Herzfeld(7,8)	12/31/2018	150,000	-	-	-	-	150,000
	12/31/2019	150,000	-	-	-	3,000	158,000

Eugene Fedele(3,8)	12/31/2018	150,000	-	-	-	-	150,000
	12/31/2019	150,000	-	-	-	12,700	162,700

(1)	Appointed as Chief Financial Officer in September 2016 and resigned in March 2018. The 2018 amount was not paid by the Company and remains accrued.
(2)	Appointed as Chief Financial Officer in March 2018 and compensated as consultant.
(3)	Appointed as Chief Marketing Officer in May 2017 and resigned in December 2019.
(4)	Appointed as Chief Executive Officer in September 2016, deceased in July 2019.
(5)	Appointed Chief Technology Officer in July 2019.
(6)	Appointed Chief Executive Officer in July 2019.
(7)	Moved to different position July 2019 and resigned December 2019.
(8)	The 2019 and 2018 salary amounts were not paid by the Company and were ultimately assumed by the Company’s founder, CTO, and majority stockholder. Other compensation was consulting fees paid.

Executive Employment Agreements

Joseph P. Stingone, Sr. As of September 12, 2016, Mr. Stingone and our company entered into an Employment Agreement and an amendment to that agreement to serve as our Chairman, Chief Executive Officer and President. The term of this agreement was for a period of one year from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Mr. Stingone’s compensation would be: (i) salary of $250,000 per year, (ii) 250,000 shares of our common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. The shares of our common stock were issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which resulted in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event did not occur by July 31, 2019, the Company agreed to issue the shares Mr. Stingone or his designee. Also, if the Company was acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the common stock would be issued and delivered to Mr. Stingone immediately prior to the closing of the transaction so that Mr. Stingone would receive his percentage of the compensation in kind for the acquisition or merger.

Mr. Stingone was entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs we offered to all company executives and reimbursement of expenses incurred in the course of employment. If Mr. Stingone’s employment was terminated by us without cause, he was entitled to be paid his compensation through the end of the remaining term. If Mr. Stingone’s employment was terminated by us with cause, he was not entitled to any compensation as of the termination date. During the term of his employment and for a period of two years thereafter, Mr. Stingone agreed to refrain from engaging in a business that is or plans to offer products or services offered by us or engages in any other business we are engaged in. In addition, Mr. Stingone agreed to keep certain information of the Company confidential.

In May 2018, Mr. Stingone and the Company amended the Employment Agreement to provide his services on an as-needed basis and in no event was he obligated to devote more than five hours per week to our business affairs until the effective date of a registration statement. This change was retroactive to September 12, 2016, the effective date of his employment agreement. Upon the effective date of such registration statement and the Company having secured sufficient funds to support its business operations, Mr. Stingone would be obligated to devote his full working time and attention to the business and affairs of the Company for the remaining term of his employment agreement. In addition, the amendment provided that we may pay the compensation under this agreement when we have sufficient cash resources as determined by our board of directors. Mr. Stingone died in July of 2019. All accrued compensation under his employment agreement was transferred to James Owens by action of the Company’s Board, and with the consent of Mr. Stingone’s heir, effective December 31, 2019.

James Owens. For the years ended December 31, 2019 and 2018, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Owens. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Owens. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Owens a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Owens’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Don D. Roberts. For the years ended December 31, 2019 and 2018, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Roberts. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Roberts. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Roberts a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Roberts’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Harold E. Hutchins. For the years ended December 31, 2019 and 2018, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Hutchins a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

David Herzfeld. As of June 16, 2016, Mr. Herzfeld and our company entered into an Employment Agreement and an amendment to that agreement to serve as our Chief Technology Officer. The term of this agreement was for a period of one year from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Mr. Herzfeld’s compensation would be: (i) salary of $100,000 per year for the first six months of the term and $150,000 on an annual basis for the remainder of the initial one term of the agreement, (ii) 250,000 shares of our common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. The shares of our common stock were issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummated a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which resulted in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event did not occur by July 31, 2019, the Company agreed to issue the shares Mr. Herzfeld or his designee. Also, if the Company was acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the common stock would be issued and delivered to Mr. Herzfeld immediately prior to the closing of the transaction so that Mr. Herzfeld would receive his percentage of the compensation in kind for the acquisition or merger.

Mr. Herzfeld was entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs we offer to all company executives and reimbursement of expenses incurred in the course of employment. If Mr. Herzfeld’s employment was terminated by us without cause, he was entitled to be paid his compensation through the end of the remaining term. If Mr. Herzfeld’s employment was terminated by us with cause, he was not entitled to any compensation as of the termination date. During the term of his employment and for a period of one year thereafter, Mr. Herzfeld agreed to refrain from engaging in a business that is or plans to offer products or services offered by us or engages in any other business we are engaged in. In addition, Mr. Herzfeld agreed to keep certain information of the Company confidential.

In May 2018, Mr. Herzfeld and the Company amended the Employment Agreement to provide his services on an as-needed basis and in no event was he obligated to devote more than five hours per week to our business affairs until the effective date of a registration statement as filed by the Company with the SEC and the Company having secured sufficient funds to support its business operations. This change was retroactive to June 16, 2016, the effective date of his employment agreement. Upon the effective date of such registration statement and the Company having secured sufficient funds to support its business operations, Mr. Herzfeld was to be obligated to devote his full working time and attention to the business and affairs of the Company for the remaining term of his employment agreement. In addition, the amendment provided that we may pay the compensation under this agreement when we had sufficient cash resources as determined by our board of directors.

On December 31, 2019 Mr. Herzfeld resigned. All accrued compensation under Mr. Herzfeld’s employment agreement was transferred to James Owens by action of the Company’s Board, and with the consent of Mr. Herzfeld, effective December 31, 2019.

Eugene Fedele. As of May 1, 2017, Mr. Fedele and our company entered into an Employment Agreement and an amendment to that agreement to serve as our Chief Marketing Officer. The term of this agreement was for a period of one year from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Mr. Fedele’s compensation would be(i) salary of $150,000 per year, (ii) 100,000 shares of our common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. The shares of our common stock were issuable within 15 days of (i) the effective date of a registration statement filed by the Company with the SEC or (ii) such earlier date that the Company consummates a financing or a transaction, including, without limitation, a merger, acquisition or sale of stock or assets (in which the Company may be the acquiring or the acquired entity), joint venture, strategic alliance or other similar transaction and which resulted in either of (i) or (ii) at least $3,000,000 of gross proceeds to the Company (each, a “Financing Event”). In the event the Financing Event did not occur by July 31, 2019, the Company agreed to issue the shares to Mr. Fedele or his designee. Also, if the Company was acquired (in cash, stock or otherwise) prior to the occurrence of a Financing Event, the common stock would be issued and delivered to Mr. Fedele immediately prior to the closing of the transaction so that Mr. Fedele would receive his percentage of the compensation in kind for the acquisition or merger.

Mr. Fedele was entitled to up to two weeks paid vacation each year, increasing to three weeks after the first year of employment and four weeks after the second year of employment, the right to participate in personal insurance benefits programs we offered to all company executives and reimbursement of expenses incurred in the course of employment. If Mr. Fedele’s employment was terminated by us without cause, he was entitled to be paid his compensation through the end of the remaining term. If Mr. Fedele’s employment was terminated by us with cause, he was not entitled to any compensation as of the termination date. During the term of his employment and for a period of one year thereafter, Mr. Fedele agreed to refrain from engaging in a business that is or plans to offer products or services offered by us or engages in any other business we are engaged in. In addition, Mr. Fedele agreed to keep certain information of the Company confidential.

In May 2018, Mr. Fedele and the Company amended the Employment Agreement to provide his services on an as-needed basis and in no event was he obligated to devote more than five hours per week to our business affairs until the effective date of a registration statement as filed by the Company with the SEC and the Company having secured sufficient funds to support its business operations. This change was retroactive to May 1, 2017, the effective date of his employment agreement. Upon the effective date of such registration statement and the Company having secured sufficient funds to support its business operations, Mr. Fedele would be obligated to devote his full working time and attention to the business and affairs of the Company for the remaining term of his employment agreement. In addition, the amendment provided that we may pay the compensation under this agreement when we had sufficient cash resources as determined by our board of directors.

On December 31, 2019 Mr. Fedele resigned. All accrued compensation under Mr. Fedele’s employment agreement was transferred to James Owens by action of the Company’s Board, and with the consent of Mr. Fedele, effective December 31, 2019.

Long-Term Incentive Plans

There are no arrangements or plans in which we would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

On July 7, 2019, the Company’s Board of Directors established a compensation committee comprised of two independent board members (Michael Hendrickson, as Chairman of the Compensation Committee and Dr. John England). The compensation committee determines executive compensation.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that John England, Ph.D., Kevin Harrington, Ron Landmann, M.D., Sanford Simon, and Michael Hendrickson do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ.

Outstanding Equity Awards at 2019 Fiscal Year-End

There were no outstanding stock, option, and incentive plan awards at December 31, 2019.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph P. Stingone, Sr.	-	-	-	-	-	-	-	-	-
Harold E. Hutchins	-	-	-	-	-	-	-	-	-
Nan A. Kreamer	-	-	-	-	-	-	-	-	-
David Herzfeld	-	-	-	-	-	-	-	-	-
Eugene Fedele	-	-	-	-	-	-	-	-	-
Michael Hendrickson	-	-	-	-	-	-	-	-	-
Ron G. Landmann, M.D.	-	-	-	-	-	-	-	-	-
Dr. John A. England, PHD	-	-	-	-	-	-	-	-	-

The Company agreed to issue options to purchase 300,000 shares of its common stock pursuant to agreements for director services with three directors, Ron G. Landmann, M.D., Dr. John A. England, PHD and Michael A. Hendrickson. By action of the Company’s Board of Directors on November 22, 2019, effective June 30, 2019, all previous stock and option grants were canceled, with the consent of the counter-parties.

Limitation on Liability

Under the Wyoming Revised Statutes and our amended and restated articles of incorporation, as amended, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care”. This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its stockholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its stockholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its stockholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its stockholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At March 23, 2020, we had 114,300,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2020 for:

●	each of our executive officers,

●	each of our directors,

●	all of our directors and executive officers as a group, and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Information on beneficial ownership of securities is based upon a record list of our stockholders and we have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, except as otherwise provided below.

Unless otherwise indicated, the business address of each person listed is in care of Webstar Technology Group, Inc., 4231 Walnut Bend, Jacksonville, Florida 32257.

	Shares Beneficially Owned		Percentage of Shares(1)
Name of Beneficial Owner
Directors and Named Officers
James Owens	114,000,000	(2)	99.7%
John England, Ph.D.	75,000	(3)	*
Harold E. Hutchins	-		*
Sanford Simon	-		*
Ron Landmann, MD	-		*
Michael Hendrickson	-		*
Kevin Harrington	-		*
Don D. Roberts	-		*
All named executive officers and directors as a group (eight persons)	114,075,000		99. 8%

(1)	Based on 114,300,000 shares outstanding as of the date of this filing.

(2)	Shares include 97,000,000 shares purchased under the terms of a Subscription Agreement dated March 10, 2015 as founder shares and 17,000,000 shares owned by Webstar Networks. Mr. Owens is the President and sole director of Webstar Networks and controls 85% of the stockholder votes based on his ownership of Series A Preferred Stock in Webstar Networks. Accordingly, Mr. Owens has voting and dispositive control over the shares of the Company held by Webstar Networks.

(3)	Shares purchased under a Subscription Agreement dated March 10, 2015 as founder shares.

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2019, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders	-	-	-
Plans not approved by stockholders*	-	-	-

The Company previously agreed to issue options to purchase 300,000 shares of its common stock pursuant to agreements for director services with three directors, Ron G. Landmann, M.D., Dr. John A. England, PHD and Michael A. Hendrickson, however, by action of the Company’s Board of Directors on November 22, 2019, all grants of the foregoing options were canceled, effective June 30,2019.

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

James Owens, the controlling stockholder of the Company, loaned the Company a net total of $583,084 for the period from March 10, 2015 (Inception) to December 31, 2019. These funds have been used for organization and working capital to date. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens. Mr. Owens has orally agreed not to demand repayment of his loans until such time as we have sufficient capital resources to repay such loans.

On August 16, 2017, we entered into an Amended and Restated Consulting Agreement with James Owens. Under the terms of the agreement, Mr. Owens’ duties include: strategic alliances, mergers and acquisitions; corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by us; business development and business advertising and due diligence processes. The term of the agreement commenced on August 16, 2017 and was canceled on December 31, 2019, and Mr. Owens agreed to cancel all the amounts due him under the agreement as of December 31, 2019.

On September 28, 2018, we entered into a Second Amended and Restated letter of intent with Soft Tech, an entity that is wholly owned by our founder, to exclusively license its Gigabyte Slayer software and on September 28, 2018 a Second Amended and Restated Letter of Intent to exclusively license its WARP-G software and further develop and commercialize both products throughout the world. In addition, the license agreement related to Gigabyte Slayer will include a clause that provides that if at any time during the term of the license Soft Tech develops or creates a software solution that it seeks to commercialize by way of marketing, selling or licensing to a third party (the “Future Software Products”), Soft Tech must first offer the Future Software Products to the Company on the same terms that Soft Tech seeks from a third party. Should the Company be unwilling or unable to enter into an agreement with Soft Tech to purchase or license the Future Software Products within 60 days from receipt of written notice of the offer from Soft Tech, then Soft Tech may sell or license the Future Software Products to a third party upon the same terms and conditions offered by Soft Tech to the Company. James Owens, the controlling stockholder of our company owns Soft Tech. Upon entering into license agreements with Soft Tech, we agreed to pay them a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the Gigabyte Slayer software and a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the WARP-G software application. The closing dates on these license agreements must occur no later than 90 days after our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. The closing is conditioned upon us entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason. See “Item 1 Business.”

On June 30, 2017, we entered into an Intellectual Property Purchase Agreement with Webstar Networks (the “IP Purchase Agreement”). James Owens, the controlling stockholder of our company controls the voting power of Webstar Networks. Under the terms of this agreement, we agreed to purchase and Webstar Networks agreed to sell to us all intellectual property associated with the Webstar eCampus software and website www.webstarecampus.com and other assets associated with the operation of this website. The purchase price for these assets was 17,000,000 shares of our unregistered common stock. The closing date was to occur no later than July 31, 2018 and was conditioned upon our sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1 for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. Additionally, the IP Purchase Agreement contains additional covenants, representations and warranties that are customary of asset purchase and sale agreements. On May 12, 2018, we entered into an amendment to the IP Purchase Agreement whereby we issued 17,000,000 shares of our unregistered common stock and a promissory note in the principal amount of $675,000 payable upon completion of a sale of a minimum of $3,000,000 of our common stock in the planned offering of our common stock pursuant to our Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note we issued on May 12, 2018. See “Item 1 Business – Purchase of Webstar eCampus Assets.” On February 21, 2020, Webstar Networks agreed to cancel the $675,000 note, effective December 31, 2019 pursuant to a Cancellation of Amended and Restated Promissory Note Agreement between the Company and Webstar Networks, dated February 21, 2020.

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

Joseph P. Stingone, Sr., our former Chief Executive Officer provided us with the use of our principal offices located at 4231 Walnut Bend, Jacksonville, FL 32257 free of charge until April 1, 2019. We then entered into a lease agreement with him. On February 21, 2020, Barbara Stingone, Joseph’s widow and sole heir, canceled the lease, effective December 31, 2019, and agreed to transfer all liabilities owed her under the lease to James Owens. Mr. Owens accepted the transfer of the liabilities from the Company, effective December 31, 2019.

On June 21, 2019 the Company engaged StoneBridge Securities, LLC, and entity solely owned by Michael Hendrickson, a director of the Company, to preform services relating to the future offering of the Company’s common stock. The agreement calls for commissions to StoneBridge ranging from 1% to 3% for assisting in capital raising transactions. The agreement additionally called for a signing bonus of 500,000 warrants for the purchase of the Company’s common stock. The signing bonus was canceled by action of the Company’s Board of Directors on November 22, 2019, effective June 30, 2019.

On December 14, 2019, the Company entered into a subscription agreement (the “Preferred Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000. As of the date of this report, these shares have not yet been issued.

On December 14, 2019, the Company entered into a subscription agreement (the “Common Stock Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, upon effectiveness of the Series A Certificate of Designations, twenty-five million (25,000,000) shares of the Company’s common stock, at a total purchase price of $2,500. As of the date of this report, these shares have not yet been issued.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed or to be billed to the Company by its independent registered public accounting firms, D. Brooks and Associates CPAs, PA and Friedman LLP, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$19,165	$51,426
Tax fees	-	-
Total	$19,165	$51,426

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by D. Brooks and Associates CPAs, PA and Friedman LLP, was compatible with the maintenance of the firms’ independence in the conduct of their audits.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2019 and 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following are filed as part of this report:

Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8	Amended and Restated Consulting Agreement between Webstar Technology Group, Inc. and James Owens dated August 16, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.11	Promissory Note issued by Webstar Technology Group, Inc. in favor of Webstar Networks Corporation dated May 12, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.12 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated September 12, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13 +	Executive Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated June 16, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.14 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 1, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.15 +	Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated November 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.16	Amendment to Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated April 3, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.17 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated May 15, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.18 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated May 15, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.19 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 15, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.20	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.21	Amended and Restated Promissory Note issued by Webstar Technology Group, Inc. to Webstar Networks Corporation on May 12, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.22	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.23	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.24	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.25	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.26	Office Lease dated April 1, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.27	Operating lease dated June 10, 2019. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.28	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.29†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.30†	Employment Agreement between the registrant and Donald Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.31†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.32	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.33	Consents to Transfer of Employment Agreements. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.34	Consents to Transfer of Consulting Agreements. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.35	Cancellation of Amended and Restated Promissory Note Agreement between the registrant and Webstar Networks Corporation dated February 21, 2020. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.36	Lease Termination and Back Rent Repayment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.37

Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.38

Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.39*	Agreement between the registrant and StoneBridge Securities, LLC dated June 21, 2019.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: March 23, 2020	By:	/s/ Don D. Roberts
Don D. Roberts Chief Executive Officer (principal executive officer)

Dated: March 23, 2020	By:	/s/ Harold E. Hutchins
Harold E. Hutchins Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ James Owens	Director Dated: March 23, 2020
James Owens

/s/ Michael Hendrickson	Director Dated: March 23, 2020
Michael Hendrickson

/s/ John England, M.D.	Director Dated: March 23, 2020
John England, M.D.

/s/ Sanford Simon	Director Dated: March 23, 2020
Sanford Simon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Webstar Technology Group, Inc. (the Company) as of December 31, 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2019.

Palm Beach Gardens, Florida

March 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Webstar Technology Group, Inc. (the Company) as of December 31, 2018, and the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ Friedman LLP

We served as the Company’s auditors from 2016 through 2019

Marlton, New Jersey

May 14, 2019

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2019	2018
ASSETS

Current assets
Cash	$36,535	$5,241
Accounts receivable	1,398	1,256
Prepaid expenses	1,125	-
Total current assets	39,058	6,497
Right-of-use assets	6,555	-
Intangible asset - net of accumulated amortization of $10,400 and $8,800 at December 31, 2019 and 2018, respectively	6,400	8,000
Total assets	$52,013	$14,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,609	$-
Accrued stock compensation	-	3,116,667
Accrued salaries and related expense	309,444	1,604,732
Accrued consulting fees	-	143,950
Accrued consulting fees - related party	-	330,000
Accrued professional fees	-	56,756
Due to stockholder	583,084	179,230
Lease liability	1,327	-
Note payable - related party	-	675,000
Total current liabilities	899,464	6,106,335
Lease liability - net of current portion	5,360	-
Total liabilities	904,824	6,106,335

Commitments

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 none issued and outstanding	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 114,300,000 issued and outstanding as of December 31, 2019 and 2018	11,430	11,430
Additional paid-in-capital	6,354,443	-
Accumulated deficit	(7,218,684)	(6,103,268)
Total stockholders’ deficit	(852,811)	(6,091,838)

Total liabilities and stockholders’ deficit	$52,013	$14,497

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2019	2018

Revenue	$4,442	$2,505
Cost of sales	1,600	8,800
Gross profit (loss)	2,842	(6,295)
Operating expenses
Salaries and related expenses	455,392	645,900
Stock compensation expense	-	100,000
Consulting fees	383,200	270,250
General and administrative	258,783	128,556
Impairment loss	-	71,200
Total operating expenses	1,097,375	1,215,906
Operating loss	(1,094,533)	(1,222,201)

Other income and expense
Interest expense	(20,883)	-

Net loss before taxes	(1,115,416)	(1,222,201)
Income tax expense	-	-
Net loss	$(1,115,416)	$(1,222,201)

Net loss per share-basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding-basic and diluted	114,300,000	108,198,630

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	-	$-	97,300,000	$9,730	$-	$(4,292,367)	$(4,282,637)
Asset purchase-related party	-	-	17,000,000	1,700	-	(588,700)	(587,000)
Net loss	-	-	-	-	-	(1,222,201)	(1,222,201)
Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)

Cancelation of common stock shares granted, not issued	-	-	-	-	3,141,667	-	3,141,667
Accrued consulting fees and salaries assumed by related party	-	-	-	-	1,907,130	-	1,907,130
Forgiveness of note payable with related party	-	-	-	-	675,000	-	675,000
Lease cancellation and assumption by related party	-	-	-	-	61,346	-	61,346
Forgiveness of accrued consulting fees due to related party	-	-	-	-	569,300	-	569,300
Net loss	-	-	-	-	-	(1,115,416)	(1,115,416)
Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,115,416)	$(1,222,201)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation expense	25,000	100,000
Amortization expense	1,600	8,800
Amortization of debt issuance costs	15,000	-
Accrued interest assumed by stockholder	5,833	-
Impairment loss	-	71,200
Non-cash lease expense	82,730	-
Change in assets and liabilities
Accounts receivable	(142)	(1,256)
Prepaid expenses	(1,125)	-
Accounts payable	5,609	-
Accrued salaries and related expense	455,392	645,900
Accrued consulting fees	12,500	-
Accrued consulting - related party	239,300	263,700
Accrued professional fees	(56,756)	39,926
Lease liabilities	(21,252)	-
Net cash used in operating activities	(351,727)	(93,931)

Cash flows from investing and financing activities
Proceeds from note payable	45,000	-
Advances from stockholder	712,330	355,525
Repayments of stockholder advances	(374,309)	(269,708)
Net cash provided by financing activities	383,021	85,817

Net increase (decrease) in cash	31,294	(8,114)
Cash at beginning of the period	5,241	13,355
Cash at end of the period	$36,535	$5,241

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Operating lease right-of-use and operating lease liabilities recorded upon the adoption of ASC 842	$274,584	$-
Cancellation of common stock shares granted not issued included in accrued
compensation	$3,141,667	$-
Accrued consulting fees and salaries assumed by related party	$1,907,130	$-
Cancelation of note payable with related party	$675,000	$-
Lease cancelation and assumption by related party	$61,346	$-
Forgiveness of accrued consulting fees due to stockholder	$569,300	$-
Purchase of eCampus software	$-	$88,000
Issued stock for asset purchase	$-	$1,700
Issued note payable for asset purchase	$-	$675,000

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2019 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US Generally Accepted Accounting Principles, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2019, the Company had an accumulated deficit of $7,218,684, and has incurred net losses of $1,115,416 and $1,222,201 for the years ended December 31, 2019 and 2018, respectively. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2019 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets, useful life of intangible assets, and fair value of stock-based compensation.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2019 or 2018.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2019 and 2018.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in profit or loss when the changes arise. The Company incurred amortization expense of $1,600 and $8,800 for the year ended December 31, 2019 and 2018, respectively.

At December 31, 2018, the Company determined that the estimated fair value of the eCampus software was less than its carrying amount and, accordingly, recognized an impairment loss of $71,200. The fair value of the software was estimated based on the estimated future cash flows from the related product.

Revenue Recognition

The Company adopted FASB ASC 606 for revenue recognition on January 1, 2018. We recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 and $0 in annual fees for the years ended December 31, 2019 and 2018, respectively. The Company recognized revenue of $995 and $0 in annual fees for the years December 31, 2019 and 2018, respectively. The Company recognized revenue of $3,447 and $2,505 from student fees for the years ended 2019 and 2018, respectively.

Accounts Receivable and Concentrations

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $1,398 and $1,256 at December 31, 2019 and 2018, respectively. No provision for doubtful accounts was required at December 31, 2019 nor December 31, 2018.

As of December 31, 2019 and 2018, and for the years then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and sales.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based compensation to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. The Company initially records compensation expense based on the fair value of the award at the grant date.

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares available. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2019 and 2018, there are no dilutive securities and, therefore, basic and diluted loss per share is the same.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2019 and December 31, 2018, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Recent Accounting Pronouncements

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

Stock Compensation — On June 20, 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU on January 1, 2019. The adoption of this standard did not have a material effect on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling stockholder of the Company, loaned the Company $712,330 and $355,525 during the years ended December 31, 2019 and 2018, respectively, and the Company repaid Mr. Owens $374,309 and $269,708 during the years ended December 31, 2019 and 2018, respectively. Additionally, Mr. Owens assumed the Weinstein $60,000 note payable (see note 6), along with accrued interest of $5,833, from the Company on November 25, 2019. The net amount of these funds has been used for organization and working capital purposes. The financial statements reflect this liability as “Due to stockholder” which was $583,084 and $179,230 at December 31, 2019 and 2018, respectively. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

On December 14, 2019, the Company’s Board of Directors approved the creation of a series of preferred stock of the Company to be named the “Series A Preferred Stock” and that the designation and number of shares thereof and the voting and powers, preferences, and other rights of the shares will be as set forth in a Certificate of Designations to be filed with the State of Wyoming. Further, the Board directed the Officers of the Company to enter into a subscription agreement to issue and sell to James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company one thousand (1,000) shares of the Series A Preferred Shares at a total purchase price of $250,000.

On December 14, 2019, the Company’s Board of Directors resolved that, upon the effectiveness of the Series A Certificate of Designations, the Corporation is authorized to enter into a subscription agreement to issue and sell twenty-five million (25,000,000) shares of Common Stock to James Owens, at a total purchase price of $2,500.

On February 21, 2020, James Owens, with the consent of the counter parties and Board of Directors, assumed $1,750,680, which represented most of the Company’s liabilities for accrued salaries and related expense at December 31, 2019, along with $156,450 of accrued consulting expenses at December 31, 2019, both effective as of December 31, 2019. Mr. Owens also forgave the repayment of $569,300 of accrued consulting fees owed to him by the Company as of December 31, 2019.

On June 30, 2017 the Company entered into an Intellectual Property Purchase Agreement with Webstar Networks Corporation (“Webstar Networks”), a related party for which the Company’s founder, James Owens, controls the voting rights, (the “IP Purchase Agreement”). Under the terms of this agreement, the Company purchased all intellectual property associated with the eCampus software and website www.webstarecampus.com and other assets associated with the operation of this website. The Company refers to these assets as the “Webstar eCampus” assets. On May 12, 2018, the Company entered into an amendment to the IP Purchase Agreement whereby it completed the purchase of the Webstar eCampus assets and issued 17,000,000 shares of its unregistered common stock and a promissory note in the principal amount of $675,000, with an interest accruing thereunder after maturity at 3.5% per annum, payable upon completion of a sale of a minimum of $3,000,000 of the Company’s common stock in the planned offering of its common stock pursuant to its Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. On June 30, 2018, the Company entered into a Second Amendment to the IP Purchase Agreement whereby it agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note. The purchase of the eCampus software from Webstar Networks was consummated in the quarter ended June 30, 2018 on May 12, 2018. The purchase of the asset was recorded at Webstar Networks’ book value of $88,000 with the corresponding issuance of 17,000,000 shares of common stock recorded at total par value of $1,700 and the note payable-related party of $675,000. Since the purchase was from a related party, the related party’s actual development cost was used to record the intangible asset value. Additionally, since the Company did not have Additional Paid-in-Capital, a charge of $588,700 was made to Accumulated Deficit for the difference between the note payable issued of $675,000 and the asset value of $88,000 in accordance with US GAAP. The intangible asset value will be amortized and charged to current earnings over its estimated useful life of five years using the straight-line method. At December 31, 2018, the Company determined, based on probable future cash flows from the eCampus software, that the estimated fair value was less than the carrying value and, accordingly, recorded an impairment loss of $71,200 on the asset. The future amortization of the intangible asset will be based upon the new carrying value of the asset. On February 21, 2020, the $675,000 note was canceled, effective December 31, 2019.

On August 16, 2017, the Company entered into an Amended and Restated Consulting Agreement with James Owens. Under the terms of the agreement, Mr. Owens’ duties included: strategic alliances, mergers and acquisitions; corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by the Company; business development and business advertising and due diligence processes. The term of the agreement commenced on August 16, 2017 and continued for a period of five years. Mr. Owens was to receive a monthly retainer of $20,000 per month for his services. This amount had been accrued and would be paid upon the occurrence of a Financing Event. The Consulting agreement was canceled on February 21, 2020, effective December 31, 2019 and all accrued liabilities of $569,300 associated therewith were forgiven by James Owens. Consulting services expense of $240,000 were recorded in the years ended December 31, 2019 and 2018, respectively, in the accompanying statements of operations. Included in accrued consulting fees were $0 and $330,000 at December 31, 2019 and 2018, respectively, on the accompanying balance sheets relative to Mr. Owens’ consulting agreement with the Company.

On September 28, 2018, the Company entered into a Second Amended and Restated letter of intent with Soft Tech, an entity that is wholly owned by the Company’s founder, to exclusively license its Gigabyte Slayer software and on September 28, 2018 a Second Amended and Restated Letter of Intent to exclusively license its WARP-G software and further develop and commercialize both products throughout the world. In addition, the license agreement related to Gigabyte Slayer will include a clause that provides that if at any time during the term of the license Soft Tech develops or creates a software solution that it seeks to commercialize by way of marketing, selling or licensing to a third party (the “Future Software Products”), Soft Tech must first offer the Future Software Products to the Company on the same terms that Soft Tech seeks from a third party. Should the Company be unwilling or unable to enter into an agreement with Soft Tech to purchase or license the Future Software Products within 60 days from receipt of written notice of the offer from Soft Tech, then Soft Tech may sell or license the Future Software Products to a third party upon the same terms and conditions offered by Soft Tech to the Company. Upon entering into license agreements with Soft Tech, the Company agreed to pay Soft Tech a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the Gigabyte Slayer software and a recurring license fee equal to 12% of the gross proceeds from the Company’s subsequent sale or licensing of the WARP-G software application. The closing dates on these license agreements must occur no later than 90 days after the Company’s sale of a minimum of $3,000,000 of the Company’s common stock in the planned offering of the Company’s common stock pursuant to the Registration Statement on Form S-1, for which we are required to, and plan to file a post-effective amendment. There can be no assurance that we’ll be able to file the post-effective amendment as planned, or that the Securities and Exchange Commission would declare our S-1 effective pursuant to such post-effective amendment, and there can be no assurance that the offering will commence as planned or that any funds will be raised in such offering and therefore, we may not be able to execute the foregoing as planned. The closing is conditioned upon the Company entering into a license agreement with Soft Tech and the consent of the board of directors for both companies. The letter of intent may be terminated by either party at any time for any reason or for no reason.

Joseph P. Stingone, Sr., the Company’s former Chief Executive Officer provided the use of its principal offices located at 4231 Walnut Bend, Jacksonville, FL 32257 free of charge, except for utilities, repairs, and maintenance. The Company signed a lease with Mr. Stingone’s company, Walnut Bend Executive Center, LLC., effective April 1, 2019. On February 21, 2020, the lease was canceled effective December 31, 2019 and all liabilities associated therewith were assumed by James Owens (see note 7).

On June 21, 2019 the Company engaged StoneBridge Securities, LLC, and entity solely owned by Michael Hendrickson, a director of the Company, to preform services relating to the future offering of the Company’s common stock. The agreement calls for commissions to StoneBridge ranging from 1% to 3% for assisting in capital raising transactions. The agreement additionally called for a signing bonus of 500,000 warrants for the purchase of the Company’s common stock. The signing bonus was canceled by action of the Company’s Board of Directors on November 22, 2019, effective June 30, 2019.

NOTE 4 – NOTES PAYABLE

On March 25, 2019 the Company issued a promissory note to Leonard Weinstein, an individual, for the face amount of $45,000 with an interest rate of 25% per annum. Payment of principal and interest are due on the maturity date which is defined as the last day of the month following a funding event. The Company also agreed to pay a loan origination fee of $15,000 for this loan, which was never paid. As of December 31, 2019, the Company had borrowed $45,000 on this note payable. The obligation for the origination fee was expensed and is included in general and administrative expense in the statement of operations. Interest expense was $5,833 and $0 for the years ended December 31, 2019 and 2018, respectively. On November 25, 2019, Leonard Weinstein canceled the Company’s note payable (see Note 5) to him including any amounts owed to him for accrued interest and origination fees. James Owens, the Company’s founder and controlling stockholder, personally entered into an agreement with Mr. Weinstein to assume the liabilities of the Company’s note payable to Mr. Weinstein. The total amount due to Weinstein plus accrued interest of $65,833 was reclassed to due to stockholder as of December 31, 2019.

NOTE 5 – LEASES

The Company applied the provisions of ASU 2016-02 to two leases, an office and copier, executed during the quarter ended June 30, 2019 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased assets for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2019, the Company recorded $82,730 as operating lease expense which is included in general and administrative expenses on the statement of operations. Prior to 2019, the Company had no lease agreements.

Office lease – The Company entered into an operating lease for its corporate office at 4321 Walnut Bend, Jacksonville, Florida with the lease commencement date of April 1, 2019 with the Company’s former chief executive officer. The term of the lease is 3 years with no automatic renewal provision. The lease required monthly payments of $8,000 which would be deferred until a financing event of at least $1 million, but no later than October 1, 2019. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this office lease. On February 21, 2020, this office lease was terminated by the lessor, effective December 31, 2019. An entity related through common ownership entered into a new lease with landlord and agreed to assume any remaining obligations owed to the landlord by the Company under the terminated lease. The gain on termination of the office lease of $61,346, resulting from the difference between the remaining lease liability and right-of-use asset, was recorded as additional paid-in-capital.

Copier lease – The Company entered into an operating lease for a copy machine with a commencement date of June 10, 2019. The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease. As of December 31, 2019, the unamortized right-of-use assets resulting from the copier lease was $6,555 and the copier lease liabilities were $6,687.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the balance sheets as of December 31, 2019:

		Undiscounted
		Lease
	Year	Payments
Copier
Lease
	2020	$1,783
	2021	1,783
	2022	1,783
	2023	1,783
	2024	743
	Total	7,875
	Less: present value discount	(1,188)
	Total operating lease liabilities	$6,687

NOTE 6 – INCOME TAXES

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2019	12/31/2018
U.S statutory rate	21.0%	21.0%
Florida State Corporate Income Tax Rate	5.5%	5.5%
Total statutory tax rates	26.5%	26.5%
Less valuation allowance	-26.5%	-26.5%
Net	-	-

At December 31, 2019, the Company has a tax loss carryover of approximately $641,096 available to offset future income for income tax reporting purposes. A deferred tax asset of $171,209 has been recognized for the loss carryforwards. However, no deferred tax benefit has been reported in the 2019 financial statements for the $328,428 tax loss carryforward arising in 2019 because the Company believes there is less than a 50% probability that future taxable income will be sufficient to fully realize the benefit of the carryforwards. Accordingly, the $328,428 tax benefit from the loss carryforwards has been offset by a $348,428 valuation allowance as of December 31, 2019. The expected tax benefit of $171,029 that would result from applying federal statutory tax rates to the pretax loss of $641,096 differs from amounts reported in the financial statements because of the $87,033 increase in the valuation allowance in 2019. The net operating loss carryover of $641,096 will expire in various years through 2038, if not previously utilized. However, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382. Therefore, the net operating loss carryover is fully reserved with a valuation allowance.

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, and “Accounting for Uncertainty in Income Taxes”. The Company had no material unrecognized income tax assets or liabilities as of December 31, 2019.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2019 and 2018, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the years ended December 31, 2019 and 2018, respectively, the Company granted 0 and 100,000 shares of the Company’s common stock to an entity who provided services to the Company. The Company determined the fair value of the common stock to be $1.00 per share based on the share price of an anticipated offering of its common stock and recorded stock-based compensation expense of $25,000 and $100,000 for the years ended December 31, 2019 and 2018, respectively, in the statements of operations. The shares have not been issued. All shares previously granted to employees, officers, directors, and service providers were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019 which resulted in a decrease to the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital as of June 30, 2019 (see Note 9). As of December 31, 2019 and 2018, the Company had accrued stock compensation of $0 and $3,116,667, respectively.

During the year ended December 31, 2018, the Company purchased the eCampus software which resulted in a charge to accumulated deficit of $588,700 (see note 3). The net loss for the year ended December 31, 2018 was $1,222,201 and when combined with the charge of $588,700 resulted in a $6,091,838 total stockholders’ deficit at December 31, 2018.

During the year ended December 31, 2019, the Company had a net loss of $1,115,416. Additionally, the Company canceled all previous, unissued stock and option grants resulting in an increase of $3,141,667 to additional paid-in-capital. James Owens, the Company’s founder, Chairman, and CTO, assumed the Company’s liabilities for accrued consulting fees, accrued salaries, and assumed the Company’s office lease in addition to forgiving the note payable owed to Webstar Networks. The total of these transactions with Mr. Owens resulted in an increase in additional paid-in-capital of $3,212,776. Additional paid-in-capital was therefore $6,354,443 at December 31, 2019 and total stockholders’ deficit was $852,811 at December 31, 2019.

NOTE 8 - COMMITMENTS

Commitments

On March 10, 2015, the Company signed an agreement with Dr. John A. England, PhD, for director services. Under the terms of the agreement, he consents to serve as a Director of the Company for a term of up to two (2) years. Such agreement calls for his director service compensation to be as follows: (i) $3,000 for attendance at the Company’s quarterly board of directors meeting, and (ii) once the company’s public offering is effective, stock options to purchase 100,000 shares of the Company’s unregistered common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant (the “Options”). On November 22, 2019, the Company’s Board of Directors canceled all previous stock and option grants, effective June 30, 2019.

On June 30, 2015, the Company signed an agreement each with Mr. Kevin Harrington and Mr. Kendall Almerico (a former director) for director services. Such agreements call for their director service compensation to be paid in shares annually for three years of 250,000 each year starting June 30, 2015 or a total of 750,000 each at June 30, 2017. The shares were to be issued to these directors upon the occurrence of the earlier of a Financing Event or July 31, 2018. No stock compensation expense has been recorded on the accompanying statements of operations for each director and $0 and $750,000 is reflected as accrued stock compensation at December 31, 2019 and 2018 on the accompanying balance sheets, respectively. On November 22, 2019, the Company’s Board of Directors canceled all previous stock grants, effective June 30, 2019, and as a result, the shares will not be issued.

On August 22, 2017, the Company signed an agreement with Ron G. Landmann, M.D. for director services. Under the terms of the agreement, he consents to serve as a Director of the Company for a term of up to two (2) years. Such agreement calls for his director service compensation to be as follows: (i) $3,000 for attendance at the Company’s quarterly board of directors meeting, (ii) Once the Company’s registration is effective, he will receive 100,000 shares of the Company’s voting common stock and (iii) Once the Company’s registration is effective, stock options to purchase 100,000 shares of the Company’s registered common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant (the “Options”). By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. The previous grant is reflected as accrued stock compensation of $0 and $100,000 at December 31, 2019 and 2018, respectively, on the accompanying balance sheets. No compensation has been recorded or accrued for the years ended December 31, 2019 and 2018 as the Board voted to waive all Directors’ fees for those years.

On August 30, 2017, the Company signed an agreement with Michael A. Hendrickson for director services. Under the terms of the agreement, he consents to serve as a Director of the Company for a term of up to two (2) years. Such agreement calls for his director service compensation to be as follows: (i) $3,000 for attendance at the Company’s quarterly board of directors meeting, (ii) Once the Company’s registration is effective, he will receive 100,000 shares of the Company’s voting common stock and (iii) Once the Company’s registration is effective, stock options to purchase 100,000 shares of the Company’s registered common stock at an exercise price based on the closing price of the Company’s common stock on the Date of Grant (the “Options”). By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. The previous grant is reflected as accrued stock compensation of $0 and $100,000 at December 31, 2019 and 2018, respectively, on the accompanying balance sheets. No compensation has been recorded or accrued for the years ended December 31, 2019 and 2018 as the Board voted to waive all Directors’ fees for those years.

Consulting Services

On March 24, 2015, the Company signed an agreement with iTV Partners.tv, Inc. for consulting services. Such agreement calls for the payment of a monthly retainer fee of $2,500 starting April 1, 2015. On March 21, 2018 the Company canceled its consulting agreement with iTV Partners effective March 31, 2018. On February 21, 2020, James Owens, with the consent of the consultant, assumed all accrued consulting liabilities from the Company, effective December 31, 2019. Consulting services expense of $0 and $7,500 were recorded in each year ended December 31, 2019 and 2018, respectively, in the accompanying statements of operations. Accrued consulting fees were $0 and $88,750 at December 31, 2019 and 2018, respectively, in the accompanying balance sheets. In addition to the monthly retainer, iTV Partners.tv, Inc. was to be issued 250,000 shares of the Company’s unregistered common stock upon the occurrence of the earlier of a Financing Event or July 31, 2018. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. The previous grant is reflected as stock compensation expense of $0 for the years ended December 31, 2019 and 2018, respectively, on the accompanying statements of operations. These shares are reflected as accrued stock compensation of $0 and $250,000 at December 31, 2019 and 2018, respectively, on the accompanying balance sheets.

On November 1, 2015, the Company signed an agreement with Blue Water Acquisitions, LLC-Series 4 for consulting services. Such agreement called for the payment of a monthly retainer fee of $1,500 starting November 1, 2015. This amount has primarily been accrued and was to be paid upon the occurrence of a Financing Event. On February 21, 2020, James Owens, with the consent of the consultants, assumed all accrued consulting liabilities from the Company, effective December 31, 2019. Consulting services expense of $18,000 was recorded in each year ended December 31, 2019 and 2018 in the accompanying statements of operations. Accrued consulting fees were $0 and $57,000 at December 31, 2019 and 2018, respectively, in the accompanying balance sheets. In addition to the monthly retainer, Blue Water Acquisitions, LLC-Series 4 was to be issued 100,000 shares of the Company’s common stock for each year of service. Such shares have been recorded as stock compensation expense $25,000 of $100,000 in the accompanying statement of operations for the years ended December 31, 2019 and 2018, respectively. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. As of December 31, 2018, 300,000 shares had been granted. Accrued stock compensation was $0 and $316,667 at December 31, 2019 and 2018, respectively, on the accompanying balance sheets.

Executive Employment Agreements

Joseph P. Stingone, Sr. As of September 12, 2016, Mr. Stingone and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chairman, Chief Executive Officer and President. The term of this agreement was for a period of one year from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Mr. Stingone’s compensation would be: (i) salary of $250,000 per year, (ii) 250,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. Mr. Stingone died in early July, 2019. On February 21, 2020, with the consent of Mr. Stingone’s heirs and the Company’s Board of Directors, James Owens assumed most of the accrued salaries and related expenses of the Company, effective December 31, 2019. Mr. Stingone’s earned salary expense was $125,000 and $250,000 for the years ended December 31, 2019 and 2018, respectively, in the accompanying statements of operations. The related accrued salary expense was $0 and $575,000 for the years ended December 31, 2019 and 2018, respectively, in the accompanying balance sheets. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. Mr. Stingone’s share compensation was recorded in the Company’s stock compensation expense at the time of the agreement and is reflected as accrued stock compensation of $0 and $250,000 at December 31, 2019 and 2018, respectively, in the accompany balance sheets.

Nan A. Kreamer. As of September 13, 2016, Ms. Kreamer and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Financial Officer and Treasurer. The term of this agreement was for a period of one year from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Ms. Kreamer’s compensation would be: (i) salary of $200,000 per year, (ii) 200,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. Ms. Kreamer resigned effective as of March 18, 2018. Ms. Kreamer’s earned salary expense was $0 and $50,000 for the years ended December 31, 2019 and 2018, respectively, in the accompanying statements of operations. The related accrued salary expense was $309,444 for the years ended December 31, 2019 and 2018, respectively, in the accompanying balance sheets. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. Ms. Kreamer’s share compensation was recorded in the Company’s stock compensation expense at the time of the agreement and is reflected as accrued stock compensation of $0 and $200,000 at December 31, 2019 and 2018, respectively, in the accompanying balance sheets.

David Herzfeld. As of June 16, 2016, Mr. Herzfeld and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Technology Officer. The term of this agreement was for a period of two years from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Mr. Herzfeld’s compensation would be: (i) salary of $100,000 per year for the first six months of the term and $150,000 on an annual basis for each year thereafter until the contract is terminated (ii) 250,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. On February 21, 2020, with the consent of the employees and the Company’s Board of Directors, James Owens assumed most of the accrued salaries and related expenses of the Company, effective December 31, 2019. Mr. Herzfeld’s earned salary expense was $150,000 for the years ended December 31, 2019 and 2018, respectively, in the accompanying statements of operations. The related accrued salary expense was $0 and $356,250 for the years ended December 31, 2019 and 2018, respectively, in the accompanying balance sheets. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. Mr. Herzfeld’s share compensation is recorded in the Company’s stock compensation expense at the time of the agreement and is reflected as accrued stock compensation of $0 and $250,000 at December 31, 2019 and 2018, respectively, in the accompanying balance sheets. By action of the Company’s Board of Directors on June 7, 2019, Mr. Herzfeld’s title was changed and James Owens was named Chief Technology Officer.

Eugene Fedele. On May 1, 2017, Mr. Eugene Fedele and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Marketing Officer. The term of this agreement was for a period of one year from the date of its execution and renewed automatically for one-year periods unless a written notice of termination was provided not less than 30 days prior to the automatic renewal date. The agreement provided that Mr. Fedele’s compensation would be: (i) salary of $150,000 per year, (ii) 100,000 shares of the Company’s common stock and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to its officers and directors. On February 21, 2020, with the consent of the employee and the Company’s Board of Directors, James Owens assumed most of the accrued salaries and related expenses of the Company, effective December 31, 2019. Mr. Fedele’s earned salary expense was $150,000 for the years ended December 31, 2019 and 2018, respectively, in the accompanying statements of operations. The related accrued salary expense was $0 and $250,000 for the years ended December 31, 2019 and 2018, respectively, in the accompanying balance sheets. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. Mr. Fedele’s share compensation was recorded in the Company’s stock compensation expense at the time of the agreement and is reflected as accrued stock compensation of $0 and $100,000 at December 31, 2019 and 2018 in the accompanying balance sheets.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $50,712 subsequent to December 31, 2019 through the date of this report.

James Owens. For the years ended December 31, 2019 and 2018, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Owens. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Owens to serve as its Chief Technology Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Owens’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Don D. Roberts. For the years ended December 31, 2019 and 2018, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Roberts. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Roberts to serve as its Chief Executive Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Roberts’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Harold E. Hutchins. For the years ended December 31, 2019 and 2018, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins to serve as its Chief Financial Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of the State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), as a series of preferred stock of the Company, effective March 16, 2020. 1,000 shares of Series A Preferred Stock are authorized.

