Form 10-Q
period 2020-03-31
Webstar Technology Group Inc.
filed 2020-05-08
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [X] No [  ]

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

As of May 5, 2020, there were 139,300,000, shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred stock, $0.0001 par value per share of the registrant outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, competition from larger, more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS

Current assets
Cash	$8,424	$36,535
Accounts receivable	3,842	1,398
Prepaid expenses	-	1,125
Total current assets	12,265	39,058
Right-of-use assets	6,240	6,555
Intangible asset - net of accumulated amortization of $10,800 and $10,400 at March 31, 2020 and December 31, 2019, respectively	6,000	6,400
Total assets	$24,506	$52,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$30,997	$5,609
Accrued salaries and related expenses	578,225	309,444
Due to stockholder	643,434	583,084
Lease liability	1,352	1,327
Total current liabilities	1,254,008	899,464
Lease liability - net of current portion	5,012	5,360
Total liabilities	1,259,021	904,824

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares, 1,000 shares designated as Series A Preferred; none issued and outstanding	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 114,300,000 issued and outstanding as of March 31, 2020 and December 31, 2019	11,430	11,430
Additional paid-in-capital	6,354,443	6,354,443
Accumulated deficit	(7,600,389)	(7,218,684)
Total stockholders’ deficit	(1,234,515)	(852,811)

Total liabilities and stockholders’ deficit	$24,506	$52,013

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Revenue	$1,698	$1,598
Cost of sales	400	400
Gross profit	1,298	1,198
Operating expenses
Salaries and related expenses	291,581	173,019
Consulting fees	17,100	64,500
General and administrative	74,321	54,144
Total operating expenses	383,002	291,663

Net loss before taxes	(381,704)	(290,465)
Income tax expense	-	-
Net loss	$(381,704)	$(290,465)

Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted. (This reflects a common stock dividend issued on April 21, 2020, see Note 8).	139,300,000	139,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)
Net loss	-	-	-	-	-	(381,704)	(381,704)
Balance at March 31, 2020	-	$-	114,300,000	$11,430	$6,354,443	$(7,600,388)	$(1,234,515)

Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Net loss	-	-	-	-	-	(290,465)	(290,465)
Balance at March 31, 2019	-	$-	114,300,000	$11,430	$-	$(6,393,733)	$(6,382,303)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(381,704)	$(290,465)

Adjustments to reconcile net loss to cash used in operating activities
Stock compensation expense	-	25,000
Amortization expense	400	400
Amortization of debt issuance costs	-	15,000
Non-cash lease expense	315	-
Change in assets and liabilities
Accounts receivable	(2,444)	1,156
Prepaid expenses	1,125	-
Accounts payable	25,388	12,921
Accrued salaries and related expense	268,781	148,019
Accrued consulting fees	-	4,000
Accrued consulting - related party	-	60,000
Accrued professional fees	-	(10,333)
Lease liabilities	(322)	-
Net cash used in operating activities	(88,461)	(34,302)

Cash flows from financing activities
Proceeds from note payable	-	25,000
Advances from stockholder	60,710	221,450
Repayments of stockholder advances	(360)	(162,117)
Net cash provided by financing activities	60,350	84,333

Net increase (decrease) in cash	(28,111)	50,031
Cash at beginning of the period	36,535	5,241
Cash at end of the period	$8,424	$55,272

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now developing the marketing plan to sub-license the software.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 which was filed with the SEC on March 23, 2020.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP which contemplate continuation of the Company as a going concern. Commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2020, the Company had an accumulated deficit of $7,600,388 and has incurred net losses of $381,704 for the three months ended March 31, 2020. Additionally, the Company had negative cash flows from operations of $88,461 for the three months ended March 31, 2020 and the Company’s working capital at March 31, 2020 was a negative $1,241,743. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2020 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, deferred revenue, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at March 31, 2020 or December 31, 2019.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, the Company generates student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2020 and recognized revenue of $249 of the annual fees during the three months ended March 31, 2020. Annual fees paid in advance of services performed are presented as contract liabilities. The Company recognized revenue of $1,698 and $1,598 from student and annual fees during the three months ended March 31, 2020 and 2019, respectively.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $3,842 and $1,398 at March 31, 2020 and December 31, 2019, respectively. No provision for doubtful accounts was required at March 31, 2020 or December 31, 2019.

As of March 31, 2020, and for the three months then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no dilutive securities and, therefore, basic and diluted loss per share is the same.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2020 and December 31, 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. The Company leases an office space and office equipment used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations.

Reclassifications

Certain reclassification of prior period amounts have been made to conform to the 2020 presentation. These reclassifications had no effect on net loss or loss per share previously reported.

NOTE 3 – STOCK COMPENSATION

During the three months ended March 31, 2019, the Company awarded 25,000 shares of the Company’s common stock to an entity who provided services to the Company. The Company determined the fair value of the common stock to be $1.00 per share based on the share price of an anticipated offering of its common stock and recorded stock based compensation in salaries and related expense of $0 and $25,000 for the three month periods ended March 31, 2020 and 2019, respectively, in the unaudited condensed statement of operations. The shares have not been issued. As of the date of the filing this report, all shares previously granted to employees, officers, directors, and service providers, including the 25,000 shares mentioned above, were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019 which resulted in a decrease to the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital as of June 30, 2019. As of March 31, 2020 and December 31, 2019, the Company had no accrued stock compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling stockholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, advances the Company money as needed for working capital needs. During the three months ended March 31, 2020, Mr. Owens loaned the Company $60,710. The Company repaid Mr. Owens $360 during the three months ended March 31, 2020. The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $643,434 and $583,084 at March 31, 2020 and December 31, 2019, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 7 below (Commitments). The agreements contain salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of March 31, 2020, the accrued salaries resulting from these employment agreements were $241,500 and the accrued auto allowances were $7,200 which have been included in accrued salaries and related expenses on the unaudited condensed balance sheets. There were no accruals for these agreements in 2019. The salaries and related expenses related to these agreements for the three months ended March 31, 2020 were $271,500 and $0 for the three months ended March 31, 2019 and are included on the accompanying unaudited condensed statements of operations. During the three months ended March 31, 2020, Mr. Hutchins was paid $21,000 in consulting fees and $1,800 in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 5 – LEASES

As of March 31, 2020, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2020 and 2019, the Company recorded $555 and $0, respectively, as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of March 31, 2020 and December 31, 2019, the unamortized right-of-use assets resulting from the lease was $6,240 and $6,555, respectively, and the lease liabilities were $6,364 and 6,687, respectively. The Company had no lease agreements as of March 31, 2019.

The Company entered into an operating lease for a copy machine with a commencement date of June 10, 2019. The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheets as of March 31, 2020:

		Undiscounted
		Lease
	Year	Payments
Copier Lease	2020 (remainder of year)	$1,337
	2021	1,783
	2022	1,783
	2023	1,783
	2024	743
	Total	7,429
	Less: present value discount	(1,065)
	Total operating lease liabilities	$6,364

NOTE 6 - EQUITY

Series A Preferred Stock

On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of the State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference.

NOTE 7 - COMMITMENTS

Commitments

Executive Employment Agreements

James Owens. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Owens to serve as its Chief Technology Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Owens’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Don D. Roberts. Prior to February 21, 2020, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Roberts. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Roberts to serve as its Chief Executive Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Roberts’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Harold E. Hutchins. Prior to February 21, 2020, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins to serve as its Chief Financial Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Refer to Note 4 for amounts related to these employment agreements accrued as of March 31, 2020.

NOTE 8– SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company, loaned the Company $14,995 subsequent to March 31, 2020 through the date of this report.

On April 2, 2020, the Company sold and issued James Owens 1,000 shares of its Series A Preferred Stock at a price of $250 per share pursuant to the subscription agreement. The total price of $250,000 was recorded as a reduction to the due to stockholder account which represents amounts owed to Mr. Owens by the Company.

On April 21, 2020, the Company’s Board of Directors rescinded a subscription agreement with James Owens for the purchase of 25,000,000 shares of the Company’s common stock at a total purchase price of $2,500, previously approved by the Board of Directors on December 14, 2019.

On April 21, 2020, the Company’s Board of Directors approved a common stock dividend to issue each holder of the Company’s common stock a common stock dividend of .218723 shares of common stock per share of the Company’s outstanding common stock.

On April 21, 2020, the Company issued 25,000,000 shares of its common stock to the Company’s common stockholders of record per the common stock dividend declaration. The table below shows all the Company’s stockholders of common stock and the number of shares held by each before and after the common stock dividend:

	12/31/19	% Owned	Dividend	Shares After	% Owned
Common Stockholders Name	# Shares	Pre-Div	Shares	Dividend	After Div
James Owens	97,000,000	84.86%	21,216,098	118,216,098	84.86%
Webstar Networks	17,000,000	14.87%	3,718,285	20,718,285	14.87%
Ashok Mohan	100,000	0.09%	21,872	121,872	0.09%
Michael Foster	75,000	0.07%	16,404	91,404	0.07%
Heather Anan	50,000	0.04%	10,936	60,936	0.04%
John England	75,000	0.07%	16,404	91,404	0.07%
Total	114,300,000	100.00%	25,000,000	139,300,000	100.00%

On April 21, 2020, the Company entered into the License Agreement with Soft Tech to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software and further develop and commercialize these softwares throughout the world. James Owens, the controlling shareholder of the Company, owns Soft Tech. Pursuant to the terms of the License Agreement, the Company agreed to pay (i) a lump sum licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for both the Gigabyte Slayer and WARP-G software payable upon the earlier of closing of an aggregate of $20 million in net capital offering of the Company’s stock or when the Company’s cumulative net sales from the licensed Gigabyte Slayer and WARP-G software reach $20 million and (ii) a royalty rate of 7% based on our net sales of the licensed software. The term of the license agreement is five years with one automatic renewal period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now developing the marketing plan to sub-license the software.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.  Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in implementing our business plan. At this time, the Company is unable to estimate the impact of this event on its operations.

Recent Developments

Series A Preferred Stock

On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of the State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference.

The Company entered into a subscription agreement (the “Preferred Subscription Agreement”) pursuant to which the Company agreed to issue and sell to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000.

On April 2, 2020, the Company sold and issued James Owens 1,000 of the Series A Preferred Stock for a total price of $250,000 per the Preferred Subscription Agreement. The total price of $250,000 was recorded as a reduction to the due to stockholder account which represents amounts owed to Mr. Owens by the Company.

Stock Dividends

On April 20, 2020, the Company’s Board of Directors declared a common stock dividend of .218723 shares of common stock per share of the Company’s current outstanding common stock.

On April 21, 2020, the Company issued 25,000,000 shares of its common stock to the Company’s common stockholders of record per the common stock dividend declaration.

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

Agreements

Purchase of Webstar eCampus Assets

On June 30, 2017 we entered into an Intellectual Property Purchase Agreement with Webstar Networks (the “IP Purchase Agreement”). Under the terms of this agreement, we purchased all intellectual property associated with the eCampus software and website www.webstarecampus.com and other assets associated with the operation of this website. We refer to these assets as the “Webstar eCampus assets”. On May 12, 2018, we entered into an amendment to the IP Purchase Agreement whereby we completed the purchase of the Webstar eCampus assets and issued 17,000,000 shares of our unregistered common stock and a promissory note in the principal amount of $675,000 payable upon completion of a sale of a minimum of $3,000,000 of our common stock in an offering. On June 30, 2018, we entered into a Second Amendment to the IP Purchase Agreement whereby we agreed with Webstar Networks to increase from $3,000,000 to $5,000,000 the minimum offering amount triggering the $675,000 principal payment under the promissory note. On February 21, 2020 Webstar Networks canceled the $675,000 note, effective December 31, 2019 pursuant to a Cancellation of Amended and Restated Promissory Note Agreement between the Company and Webstar Networks, dated February 21, 2020.

Software Licenses

On April 21, 2020, we entered into the License Agreement with Soft Tech to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software and further develop and commercialize these softwares throughout the world. James Owens, the controlling shareholder of our Company, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay (i) a lump sum licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for both the Gigabyte Slayer and WARP-G software payable upon the earlier of closing of an aggregate of $20 million in net capital offering of our stock or when our cumulative net sales from the licensed Gigabyte Slayer and WARP-G software reach $20 million and (ii) a royalty rate of 7% based on our net sales of the licensed software. The term of the license agreement is five years with one automatic renewal period.

Plan of Operations

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

Webstar eCampus

Webstar eCampus is an affordable, virtual online education and e-learning technology that allows the possibility of almost any organization to offer educational services online. We plan to enhance the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer data technology which is designed to securely deliver all content at greater efficiency and significantly increase storage capabilities. This enhancement is expected to enable universities and other educational institutions to increase student participation and convenience with an enhanced experience for the students. Students will no longer experience delays in data transmission or “buffering” that is experienced by other online e-learning solutions. Webstar eCampus makes it possible for educators to offer their students visual online access to classroom activities from anywhere in the world. Remote students who use the service will be able to virtually access their classroom via the internet using their web enabled Smartphone, device or computer. The Webstar eCampus software is currently in beta testing and is in use by California College of Early Childhood Development (the “California College”) on a trial basis pursuant to an oral agreement. Under the terms of the oral agreement, the California College has agreed to pay us an annual license fee of $995 plus $195 per classroom per month, and $100 per student per month. Either party may terminate this use right at any time during its month-to-month term. Currently we are dependent on California College for our revenue as they are our only customer at this time.

Designed with customer and user simplicity in mind, there is no complex customer setup, expensive servers or software to buy or build. Webstar eCampus allows classes with increased scheduling flexibility in real time or after hours. It makes it possible and affordable for educators to offer students virtual on-demand classroom activities and to increase their student base and attendance around the world through increased availability and reduced cost of education per student, with enhanced delivery quality. Webstar eCampus offers virtual real-time e-library and e-bookstore capabilities as well as virtual auditorium and student body gathering venues. Ongoing reach of this technology will include the development and implementation of virtual online learning centers in third world countries as well as medical support services and disaster relief services connected to our innovative software and virtual capabilities. Moreover, Webstar eCampus encompasses Cloud learning with secured connection and is smartphone ready.

Results of Operations for the three months ended March 31, 2020 and 2019

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2020 and 2019.

Revenue

Revenue was $1,698 and $1,598 for the three months ended March 31, 2020 and 2019, respectively. The quarterly revenue has remained flat due to the Company primarily focusing on completion of its data compression technology. Gross profit was $1,298 and $1,198 for the three months ended March 31, 2020 and 2019. The gross profit also remained flat as the cost of sales was constant.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, consulting fees and general and administrative expenses were $383,002 and $291,663 for the three months ended March 31, 2020 and 2019, respectively. The increases are primarily attributable to the increases in salaries and related expenses relative to the new employment agreements of the executive officers and increases in general and administrative expenses due to increased activity preparing for the testing and marketing of the Company’s technology and partially offset by decreases in consulting fees and stock compensation expense.

Net Loss

The net loss was $381,704 and $290,465 for the three months ended March 31, 2020 and 2019, respectively. The increase in loss is primarily a result of the increase in salaries and related expenses and general and administrative expenses discussed above offset by decreases in consulting fees and stock compensation expenses.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2020, our working capital deficit amounted to $1,241,743, an increase of $381,337 as compared to working capital deficit of $860,406 as of December 31, 2019. This increase in working capital deficit is primarily a result of a decrease in cash and increases in accounts payable, accrued salaries and related expenses, and borrowings from our majority stockholder.

Net cash used in operating activities was $88,461 during the three months ended March 31, 2020 compared to $34,302 for the three months ended March 31, 2019. The change in cash from operating activities is primarily attributable to an increase in accrued salaries and related expenses due to the employment agreements executed January 1, 2020.

Net cash provided by financing activities was $60,350 during the three months ended March 31, 2020 compared to $84,333 in the three months ended March 31, 2019. The decrease in cash from financing activities was the result of cash received from the issuance of a note payable during the three months ended March 31, 2019.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the three month period ended March 31, 2020 of $381,704 and an accumulated deficit as of March 31, 2020 of $7,600,388. In the event we are unable to sell at least $30,000 of our common stock in a planned offering of our common stock and secure a line of credit from a related company, we will continue to operate the Webstar eCampus software virtual classroom access platform but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. There can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the three month period ended March 31, 2020 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2019 and 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2020 and recognized revenue of $249 of the annual fees during the three months ended March 31, 2020. Annual fees paid in advance of services performed are presented as contract liabilities. The Company recognized revenue of $1,698 and $1,598 from student and annual fees during the three months ended March 31, 2020 and 2019, respectively.

Stock Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. The Company leases an office space and office equipment used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three months ended March 31, 2020 and 2019, the Company recorded $555 and $0, respectively, as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of March 31, 2020 and December 31, 2019, the unamortized right-of-use assets resulting from the lease was $6,240 and $6,555, respectively, and the lease liabilities were $6,364 and 6,687, respectively. The Company had no lease agreements as of March 31, 2019.

Reclassifications

Certain reclassification of prior period amounts have been made to conform to the 2020 presentation. These reclassifications had no effect on net loss or loss per share previously reported.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 23, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 21, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: May 8, 2020	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: May 8, 2020	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

