Form 10-Q
period 2020-06-30
Webstar Technology Group Inc.
filed 2020-08-13
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 139,300,000, shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS

Current assets
Cash	$1,069	$36,535
Accounts receivable	-	1,398
Prepaid expenses	-	1,125
Total current assets	1,069	39,058
Right- of -use assets	5,919	6,555
Intangible asset-net of accumulated amortization of $11,200 and $10,400 at June 30, 2020 and December 31, 2019, respectively	5,600	6,400
Total assets	$12,588	$52,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$15,838	$5,609
Accrued salaries and related expenses	840,069	309,444
Due to stockholder	446,824	583,084
Lease liability	1,377	1,327
Total current liabilities	1,304,108	899,464
Lease liability – net of current portion	4,542	5,360
Total liabilities	1,308,650	904,824

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of June 30, 2020 and none as of December 31, 2019	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares, 139,300,000 and 114,300,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	13,930	11,430
Additional paid-in-capital	6,604,443	6,354,443
Accumulated deficit	(7,914,435)	(7,218,684)
Total stockholders’ deficit	(1,296,062)	(852,811)

Total liabilities and stockholders’ deficit	$12,588	$52,013

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$898	$749	$2,596	$2,346
Cost of sales	400	400	800	800
Gross profit	498	349	1,796	1,546
Operating expenses
Salaries and related expense	284,643	96,719	576,224	164,037
Consulting fees	-	51,300	17,100	132,000
General and administrative	27,402	130,369	101,723	274,014
Total operating expenses	312,045	278,388	695,047	570,051

Interest expense	-	3,021	-	3,021
Total expenses	312,045	281,409	695,047	573,072

Net loss before taxes	(311,547)	(281,060)	(693,251)	(571,526)
Income tax expense	-	-	-	-
Net loss	$(311,547)	$(281,060)	$(693,251)	$(571,526)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted (i)	139,300,000	139,300,000	139,300,000	139,300,000

(i) Adjusted to reflect a common stock dividend issued on April 21, 2020 (see note 6)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)
Net loss	-	-	-	-	-	(381,704)	(381,704)
Balance at March 31, 2020	-	-	114,300,000	11,430	6,354,443	(7,600,388)	(1,234,515)
Net loss	-	-	-	-	-	(311,547)	(311,547)
Common stock dividend	-	-	25,000,000	2,500	-	(2,500)	-
Preferred stock issued for repayment of amounts due to stockholder	1,000	-	-	-	250,000	-	250,000
Balance at June 30, 2020	1,000	$-	139,300,000	$13,930	$6,604,443	$(7,914,435)	$(1,296,062)

Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Net loss	-	-	-	-	-	(290,466)	(290,466)
Balance at March 31, 2019	-	-	114,300,000	11,430	-	(6,393,734)	(6,382,304)
Net loss	-	-	-	-	-	(281,060)	(281,060)
Cancellation of shares granted to related parties not issued	-	-	-	-	3,141,667	-	3,141,667
Balance at June 30, 2019	-	$-	114,300,000	$11,430	$3,141,667	$(6,674,794)	$(3,521,697)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(693,251)	$(571,526)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	-	25,000
Amortization expense	1,437	800
Amortization – debt discount	-	15,000
Non-cash lease expense	-	24,000
Change in assets and liabilities
Accounts receivable	1,398	657
Prepaid expenses	1,125	-
Accounts payable	10,229	36,619
Accrued salaries and related expenses	530,625	296,037
Lease liability	(768)	-
Accrued consulting fees	-	8,500
Accrued consulting-related party	-	120,000
Accrued interest expense	-	3,021
Accrued professional fees	-	(51,756)
Net cash used in operating activities	(149,205)	(93,648)

Cash flows from financing activities
Proceeds from note payable	-	45,000
Loan from stockholder	114,099	421,005
Repayment of stockholder loan	(360)	(373,565)
Net cash provided by financing activities	113,739	92,440

Net decrease in cash	(35,466)	(1,208)
Cash at the beginning of the period	36,535	5,241
Cash at the end of the period	$1,069	$4,033

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-Cash investing and financing activities
Operating lease right-of-use and operating lease liabilities recorded upon the adoption of ASC 842	$-	$274,584
Cancellation of common stock shares granted not issued	$-	$3,141,667
Common stock dividend charged against retained earnings	$2,500	$-
Repayment on due to stockholder with preferred stock issuance	$250,000	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 which was filed with the SEC on March 23, 2020.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP which contemplate continuation of the Company as a going concern. Commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2020, the Company had an accumulated deficit of $7,914,435 and has incurred a net loss of $693,251 for the six months ended June 30, 2020. Additionally, the Company had negative cash flows from operations of $149,205 for the six months ended June 30, 2020 and the Company’s working capital at June 30, 2020 was a negative $1,303,039. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2020 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Impact of COVID-19 On Business Operations

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact on its operations, the duration of the pandemic and potential impact on the business cannot be estimated. The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought on by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce the Company’s future ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of common stock. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in implementing our business plan. At this time, the Company is unable to estimate the impact of this event on its operations.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at June 30, 2020 or December 31, 2019.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. For student fees, the Company generates student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2020 and recognized revenue of $249 and $498 of the annual fees during the three and six months ended June 30, 2020, respectively. Annual fees paid in advance of services performed are recorded as contract liabilities and included in accounts payable on the accompanying balance sheets. The Company recognized revenue of $898 and $2,596 from student and annual fees during the three and six months ended June 30, 2020, respectively, and $749 and $2,346 for the three and six months ended June 30, 2019, respectively.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 and $1,398 at June 30, 2020 and December 31, 2019, respectively. No provision for doubtful accounts was required at June 30, 2020 or December 31, 2019.

As of June 30, 2020 and December 31,2019, and for the three and six months ended June 30, 2020 and 2019, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2020 and December 31, 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

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

NOTE 3 – STOCK COMPENSATION

During the three months ended March 31, 2019, the Company awarded 25,000 shares of the Company’s common stock to an entity who provided services to the Company. The Company determined the fair value of the common stock to be $1.00 per share based on the share price of an anticipated offering of its common stock and recorded stock based compensation in general and administrative expenses of $0 for the three month periods ended June 30, 2020 and 2019, and $0 and $25,000 for the six months ended June 30, 2020 and 2019, respectively, in the unaudited condensed statements of operations. The shares have not been issued. As of the date of the filing this report, all shares previously granted to employees, officers, directors, and service providers, including the 25,000 shares mentioned above, were canceled by action of the Board of Directors on November 22, 2019, effective June 30, 2019 which resulted in a decrease to the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital as of June 30, 2019. As of June 30, 2020 and December 31, 2019, the Company had no accrued stock compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

Mr. James Owens, the founder and controlling stockholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, advances the Company money as needed for working capital needs. During the three and six months ended June 30, 2020, Mr. Owens loaned the Company $53,390 and $114,099, respectively. The Company repaid Mr. Owens $0 and $360 during the three and six months ended June 30, 2020, respectively. On April 2, 2020, the Company issued James Owens 1,000 shares of its Series A Preferred Stock at a price of $250 per share pursuant to the subscription agreement. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000 liability owed to Mr. Owns. Therefore, the total agreed upon price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to additional paid-in capital due to the related party nature of the transaction (see Note 6 below).

The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $446,824 and $583,084 at June 30, 2020 and December 31, 2019, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

On June 4, 2020, James Owens contributed 39,281,715 shares of common stock of Webstar Technology Group, Inc., owned by Mr. Owens, to Webstar Networks Corporation, a corporation controlled by Mr. Owens. On July 31, 2020, Webstar Networks Corporation distributed all of its holdings in Webstar Technology Group, Inc. common stock, 60,000,000 shares, to the stockholders of Webstar Networks Corporation in a liquidating distribution. This distribution increased the number of stockholders in Webstar Technology Group, Inc. by 277 stockholders. None of the additional stockholders now hold 5% or more of the Company’s common stock.

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 8 below (Commitments). The agreements contain salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of June 30, 2020, the accrued salaries resulting from these employment agreements were $483,000 and the accrued auto allowances were $14,400 which have been included in accrued salaries and related expenses on the unaudited condensed balance sheets. As of June 30, 2020, payroll taxes in the amount of $33,225 have also been accrued related to these employment agreements. There were no accruals for these agreements in 2019. However, as of December 31, 2019, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and six months ended June 30, 2020 were $284,643 and $576,244, respectively, and $0 for the three and six months ended June 30, 2019 and are included on the accompanying unaudited condensed statements of operations. During the three and six months ended June 30, 2020, Mr. Hutchins was paid $21,000 and $42,000, respectively, in consulting fees and $1,800 and $3,600, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 5 – LEASES

As of June 30, 2020, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the right to use the underlying leased asset for the lease term with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2020, the Company recorded $423 and $877, respectively, and $146 for the three and six months ended June 30, 2019, respectively, as operating lease expense which is included in general and administrative expenses on the unaudited condensed statements of operations. As of June 30, 2020 and December 31, 2019, the unamortized right-of-use assets resulting from the lease was $5,919 and $6,555, respectively, and the lease liabilities were $6,036 and 6,687, respectively.

The Company entered into an operating lease for a copy machine with a commencement date of June 10, 2019. The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheets as of June 30, 2020:

		Undiscounted
		Lease
	Year	Payments
Copier Lease	2020 (remainder of year)	$899
	2021	1,783
	2022	1,783
	2023	1,783
	2024	743
	Total	6,991
	Less: present value discount	(955)
	Total operating lease liabilities	$6,036

NOTE 6 - EQUITY

Series A Preferred Stock

On March 16, 2020, the Company amended its Articles of Incorporation as filed with the Secretary of State of Wyoming to designate as set forth in the Certificate of Designations (the “Certificate”) the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. On April 2, 2020, the Company issued James Owens 1,000 shares of its Series A Preferred Stock at a price of $250 per share pursuant to the subscription agreement. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction (see Note 4).

Common Stock

On April 21, 2020, the Company’s Board of Directors rescinded a subscription agreement with James Owens for the purchase of 25,000,000 shares of the Company’s common stock at a total purchase price of $2,500, previously approved by the Board of Directors on December 14, 2019.

On April 21, 2020, the Company’s Board of Directors approved a common stock dividend to issue each holder of the Company’s common stock a common stock dividend of .218723 shares per share of the Company’s outstanding common stock.

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

Initial Public Offering

On April 24, 2020, the Company filed a Post Effective Amendment to its original Form S-1 Registration Statement. The Securities and Exchange Commission deemed the Post Effective Amendment effective on May 1, 2020. Under the amended Registration Statement, the Company is offering for sale to the public a minimum of 300,000 shares and a maximum of 600,000 shares of the Company’s authorized common stock, par value $0.0001 per share, for a fixed purchase price of $0.10 per share.

NOTE 7 – LICENSING AGREEMENT

On April 21, 2020, the Company entered into the License Agreement with Soft Tech to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, the controlling stockholder of the Company, owns Soft Tech. Pursuant to the terms of the License Agreement, the Company agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of the Company’s stock or (ii) when the Company’s cumulative net sales from the Licensed Technology reaches $20 million. Further, the Company has agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as the Company is selling the Licensed Technology.

NOTE 8 - COMMITMENTS

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

Refer to Note 4 for amounts related to these employment agreements accrued as of June 30, 2020.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $39,433 subsequent to June 30, 2020 through the date of this report.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.  Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in implementing our business plan. At this time, the Company is unable to estimate the impact of this event on its operations.

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

The Company entered into a subscription agreement (the “Preferred Subscription Agreement”) pursuant to which the Company agreed to issue to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at an agreed upon price of $250,000 which was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction.

On April 2, 2020, the Company sold and issued James Owens 1,000 of the Series A Preferred Stock for a total price of $250,000 per the Preferred Subscription Agreement. The total price of $250,000 was recorded as a reduction to the due to stockholder account which represents amounts owed to Mr. Owens by the Company.

Common Stock

On April 24, 2020, the Company filed a Post-Effective Amendment to its original Form S-1 Registration Statement. The Securities and Exchange Commission deemed the Post-Effective Amendment effective on May 1, 2020. Under the amended Registration Statement, the Company is offering for sale to the public a minimum of 300,000 shares and a maximum of 600,000 shares of the Company’s authorized common stock, par value $0.0001 per share, for a fixed purchase price of $0.10 per share.

On June 4, 2020, James Owens contributed 39,281,715 shares of common stock of Webstar Technology Group, Inc., owned by Mr. Owens, to Webstar Networks Corporation, a corporation controlled by Mr. Owens. On July 31, 2020, Webstar Networks Corporation distributed all of its holdings in Webstar Technology Group, Inc. common stock, 60,000,000 shares, to the stockholders of Webstar Networks Corporation in a liquidating distribution. This distribution increased the number of stockholders in Webstar Technology Group, Inc. by 277 stockholders. None of the additional stockholders now hold 5% or more of the Company’s common stock.

Stock Dividends

On April 20, 2020, the Company’s Board of Directors declared a common stock dividend of .218723 shares of common stock per share of the Company’s current outstanding common stock.

On April 21, 2020, the Company issued 25,000,000 shares of its common stock to the Company’s common stockholders of record per the common stock dividend declaration.

Agreements

Software Licenses

On April 21, 2020, the Company entered into the License Agreement with Soft Tech to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, the controlling stockholder of the Company, owns Soft Tech. Pursuant to the terms of the License Agreement, the Company agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of the Company’s stock or (ii) when the Company’s cumulative net sales from the Licensed Technology reaches $20 million. Further, the Company has agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as the Company is selling the Licensed Technology.

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

Results of Operations for the three and six months ended June 30, 2020 and 2019

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2020 and 2019.

Revenue

Revenue was $898 and $749 for the three months ended June 30, 2020 and 2019, respectively, and $2,596 and $2,346 for the six months ended June 30, 2020 and 2019, respectively. The quarterly revenue has remained flat due to the Company primarily focusing on completion of its data compression technology. Gross profit was $498 and $349 for the three months ended June 30, 2020 and 2019, respectively, and $1,796 and $1,546 for the six months ended June 30, 2020 and 2019, respectively. The gross profit also remained flat as the cost of sales was constant.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, consulting fees and general and administrative expenses were $312,045 and $278,388 for the three months ended June 30, 2020 and 2019, respectively, and $695,047 and $570,051 for the six months ended June 30, 2020 and 2019, respectively. The increases are primarily attributable to the increases in salaries and related expenses relative to the new employment agreements of the executive officers and increases in general and administrative expenses due to increased activity preparing for the testing and marketing of the Company’s technology and partially offset by decreases in consulting fees and stock compensation expense.

Net Loss

The net loss was $311,547 and $281,060 for the three months ended June 30, 2020 and 2019, respectively, and $693,251 and $571,526 for the six months ended June 30, 2020 and 2019, respectively. The increase in loss is primarily a result of the increase in salaries and related expenses and general and administrative expenses discussed above offset by decreases in consulting fees and stock compensation expenses.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2020, our working capital deficit amounted to $1,303,039, an increase of $442,633 as compared to working capital deficit of $860,406 as of December 31, 2019. This increase in working capital deficit is primarily a result of a decreases in cash, accounts receivable, prepaid expenses, and borrowings from our majority stockholder, and increases in accounts payable and accrued salaries and related expenses.

Net cash used in operating activities was $149,205 during the six months ended June 30, 2020 compared to $93,648 for the six months ended June 30, 2019. The change in cash from operating activities is primarily attributable to an increase in accrued salaries and related expenses due to the employment agreements executed January 1, 2020 and an increase in accounts payable.

Net cash provided by financing activities was $113,739 during the six months ended June 30, 2020 compared to $92,440 in the six months ended June 30, 2019. The increase in cash from financing activities was the result of advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the six month period ended June 30, 2020 of $693,251 and an accumulated deficit as of June 30, 2020 of $7,914,435. In the event we are unable to sell at least $30,000 of our common stock in a planned offering of our common stock and secure a line of credit from a related company, we will continue to operate the Webstar eCampus software virtual classroom access platform but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. There can be no assurance that the offering will commence as planned or that any funds can be raised thereunder. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the six month period ended June 30, 2020 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2019 and 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2020 and recognized revenue of $249 and $498 of the annual fees during the three and six months ended June 30, 2020, respectively. Annual fees paid in advance of services performed are presented as contract liabilities. The Company recognized revenue of $898 and $749 from student and annual fees during the three months ended June 30, 2020 and 2019, respectively, and $2,596 and $2,346 during the six months ended June 30, 2020 and 2019, respectively.

Stock Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee, and director services received in exchange for an award based on the grant-date fair value of the award.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. The Company leased an office space in 2019 and continues to lease office equipment used to conduct our business. On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed. We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three months ended June 30, 2020 and 2019, the Company recorded $423 and $24,000, respectively, and $978 and $24,000 during the six months ended June 30, 2020 and 2019, respectively, as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of June 30, 2020 and December 31, 2019, the unamortized right-of-use assets resulting from the lease was $5,919 and $6,555, respectively, and the lease liabilities were $6,036 and 6,687, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: August 13, 2020	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: August 13, 2020	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

