Form 10-Q
period 2020-09-30
Webstar Technology Group Inc.
filed 2020-11-10
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 333-222325

Webstar Technology Group, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	37-1780261
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4231 Walnut Bend
Jacksonville, Florida 32257	32257
(Address of principal executive offices)	(Zip code)

(800) 608-6344 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	N/A	N/A

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

As of November 10, 2020, there were 139,900,000, shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those indicated by these forward-looking statements, including, without limitation, risks relating to competition from larger more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report. Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows and financial position.

We do not undertake any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as required by law.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS

Current assets
Cash	$60,710	$36,535
Accounts receivable	1,948	1,398
Prepaid expenses	-	1,125
Total current assets	62,658	39,058
Right- of -use assets	5,592	6,555
Intangible asset-net of accumulated amortization of $11,600 and $10,400 at September 30, 2020 and December 31, 2019, respectively	5,200	6,400
Total assets	$73,450	$52,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$57,276	$5,609
Accrued salaries and related expenses	1,092,575	309,444
Due to stockholder	502,257	583,084
Lease liability	1,403	1,327
Total current liabilities	1,653,511	899,464
Lease liability – net of current portion	4,298	5,360
Total liabilities	1,657,809	904,824

Commitments and contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of September 30, 2020 and none as of December 31, 2019	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares, 139,900,000 and 114,300,000 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	13,990	11,430
Additional paid-in-capital	6,664,383	6,354,443
Accumulated deficit	(8,262,732)	(7,218,684)
Total stockholders’ deficit	(1,584,359)	(852,811)

Total liabilities and stockholders’ deficit	$73,450	$52,013

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,197	$1,448	$4,793	$3,794
Cost of sales	400	400	1,200	1,200
Gross profit	1,797	1,048	3,593	2,594
Operating expenses
Salaries and related expense	275,306	80,738	851,531	376,776
Consulting fees	-	101,200	17,100	233,200
General and administrative	74,788	68,165	176,510	210,178
Total operating expenses	350,094	250,103	1,045,141	820,154

Interest expense	-	2,813	-	5,833
Total expenses	350,094	252,916	1,045,141	825,987

Net loss before taxes	(348,297)	(251,868)	(1,041,548)	(823,393)
Income tax expense	-	-	-	-
Net loss	$(348,297)	$(251,868)	$(1,041,548)	$(823,393)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding-basic and diluted (i)	139,391,303	139,300,000	139,330,657	139,300,000

(i) Adjusted to reflect a common stock dividend issued on April 21, 2020 (see note 6)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)
Net loss	-	-	-	-	-	(381,704)	(381,704)
Balance at March 31, 2020	-	-	114,300,000	11,430	6,354,443	(7,600,388)	(1,234,515)
Net loss	-	-	-	-	-	(311,547)	(311,547)
Common stock dividend	-	-	25,000,000	2,500	-	(2,500)	-
Preferred stock issued for repayment of amounts due to stockholder	1,000	-	-	-	250,000	-	250,000
Balance at June 30, 2020	1,000	-	139,300,000	13,930	6,604,443	(7,914,435)	(1,296,062)
Net loss	-	-	-	-	-	(348,297)	(348,297)
Common stock issuance	-	-	600,000	60	59,940	-	60,000
Balance at September 30,2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,262,732)	$(1,584,359)

Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Net loss	-	-	-	-	-	(290,466)	(290,466)
Balance at March 31, 2019	-	-	114,300,000	11,430	-	(6,393,734)	(6,382,304)
Net loss	-	-	-	-	-	(281,060)	(281,060)
Cancellation of shares granted to related parties not issued	-	-	-	-	3,141,667	-	3,141,667
Balance at June 30, 2019	-	-	114,300,000	11,430	3,141,667	(6,674,794)	(3,521,697)
Net loss	-	-	-	-	-	(251,868)	(251.868)
Balance at September 30, 2019	-	$-	114,300,000	$11,430	$3,141,667	$(6,926,662)	$(3,773,565)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,041,548)	$(823,393)
Adjustments to reconcile net loss to cash used in operating activities:
Stock compensation expense	-	25,000
Amortization expense	2,163	1,200
Amortization – debt discount	-	15,000
Non-cash lease expense	-	49,845
Change in assets and liabilities
Accounts receivable	(550)	257
Prepaid expenses	1,125	-
Accounts payable	51,668	2,487
Accrued salaries and related expenses	783,131	376,775
Lease liability	(986)	(13,208)
Accrued consulting fees	-	11,800
Accrued consulting-related party	-	180,000
Accrued interest expense	-	5,833
Accrued professional fees	-	(56,755)
Net cash used in operating activities	(204,997)	(225,159)

Cash flows from financing activities
Proceeds from note payable	-	45,000
Advances from stockholder	169,532	560,630
Repayment of due to stockholder	(360)	(374,309)
Proceeds from sale of common stock	60,000	-
Net cash provided by financing activities	229,172	231,321

Net increase in cash	24,175	6,162
Cash at the beginning of the period	36,535	5,241
Cash at the end of the period	$60,710	$11,403

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-Cash investing and financing activities
Operating lease right-of-use and operating lease liabilities recorded upon the adoption of ASC 842	$-	$274,584
Cancellation of common stock shares granted not issued	$-	$3,141,667
Common stock dividend charged against retained earnings	$2,500	$-
Repayment on due to stockholder with preferred stock issuance	$250,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now developing the marketing plan to sub-license the software.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this report have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2019 which was filed with the SEC on March 23, 2020.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP which contemplate continuation of the Company as a going concern. Commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2020, the Company had an accumulated deficit of $8,262,732 and has incurred a net loss of $1,041,548 for the nine months ended September 30, 2020. Additionally, the Company had negative cash flows from operations of $204,997 for the nine months ended September 30, 2020 and the Company’s working capital at September 30, 2020 was a negative $1,590,853. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at September 30, 2020 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. Management is actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

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

The Impact of COVID-19 On Business Operations

While the Company’s operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and business is uncertain. Accordingly, while the Company does not anticipate an impact on its operations, the duration of the pandemic and potential impact on the business cannot be estimated. The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought on by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce the Company’s future ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market events resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock. In addition, a severe or prolonged economic downturn could result in a variety of risks to the business, including a possible delay in implementing our business plan. At this time, the Company is unable to estimate the impact of this event on its operations.

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets.and fair value of stock based compensation.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at September 30, 2020 or December 31, 2019.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. For student fees, the Company generates student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2020 and recognized revenue of $249 and $747 of the annual fees during the three and nine months ended September 30, 2020, respectively. Annual fees paid in advance of services performed are recorded as contract liabilities and included in accounts payable on the accompanying balance sheets. The Company recognized revenue of $2,197 and $4,793 from student and annual fees during the three and nine months ended September 30, 2020, respectively, and $1,448 and $3,794 for the three and nine months ended September 30, 2019, respectively.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $1,948 and $1,398 at September 30, 2020 and December 31, 2019, respectively. No provision for doubtful accounts was deemed necessary at September 30, 2020 or December 31, 2019.

As of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2020 and December 31, 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

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

NOTE 3 – STOCK COMPENSATION

During the three months ended March 31, 2019, the Company awarded 25,000 shares of the Company’s common stock to an entity who provided services to the Company. The Company determined the fair value of the common stock to be $1.00 per share based on the share price of an anticipated offering of its common stock and recorded stock based compensation in general and administrative expenses of $0 for the three month periods ended September 30, 2020 and 2019, and $0 and $25,000 for the nine months ended September 30, 2020 and 2019, respectively, in the unaudited condensed statements of operations. As of the date of the filing this report, all shares previously granted to employees, officers, directors, and service providers, including the 25,000 shares mentioned above, were canceled by action of the Board of Directors with the consent of the recipients on November 22, 2019, effective June 30, 2019 which resulted in a decrease to the Company’s accrued stock compensation with an offsetting adjustment to additional paid-in-capital as of June 30, 2019. As of September 30, 2020 and December 31, 2019, the Company had no accrued stock compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

Stockholder Loan

Mr. James Owens, the founder and controlling stockholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, advances the Company money as needed for working capital needs. During the three and nine months ended September 30, 2020, Mr. Owens loaned the Company $55,433 and $169,532, respectively. The Company repaid Mr. Owens $0 and $360 during the three and nine months ended September 30, 2020, respectively. On April 2, 2020, the Company issued James Owens 1,000 shares of its Series A Preferred Stock at an agreed upon price of $250 per share. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000. Therefore, the total agreed upon price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to additional paid-in capital due to the related party nature of the transaction (see Note 6 below).

The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $502,257 and $583,084 at September 30, 2020 and December 31, 2019, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Licensing Agreement

On April 21, 2020, we entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology.

Stock Transfers

On June 16, 2020, James Owens contributed 39,281,715 shares of common stock of Webstar Technology Group, Inc., owned by Mr. Owens, to Webstar Networks Corporation, a corporation controlled by Mr. Owens. On July 27, 2020, Mr. Owens contributed 50,000,000 shares of common stock of Webstar Technology Group, Inc. to the Frank T. Parone Revocable Trust, a trust controlled by Mr. Owens. On August 18, 2020, Mr. Owens contributed an additional 28,934,383 shares of common stock of Webstar Technology Group, Inc. to Webstar Networks Corporation.

On September 10, 2020, the Frank T. Parone Revocable Trust, a trust controlled by James Owens, contributed 590,613 shares of common stock of Webstar Technology Group, Inc. to Webstar Networks Corporation. On September 14, 2020, Webstar Networks Corporation completed the distribution of all of its holdings of Webstar Technology Group, Inc. common stock, an aggregate of 89,524,996 shares, to the stockholders of Webstar Networks Corporation in a liquidating distribution. This distribution increased the number of stockholders in Webstar Technology Group, Inc. by 299 stockholders. None of the additional stockholders now hold 5% or more of the Company’s common stock.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 8 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of September 30, 2020, the accrued salaries resulting from these employment agreements were $724,500 and the accrued auto allowances were $21,600 which have been included in accrued salaries and related expenses on the unaudited condensed balance sheets. As of September 30, 2020, payroll taxes in the amount of $37,031 have also been accrued related to these employment agreements. There were no accruals for these agreements in 2019. However, as of September 30, 2020 and December 31, 2019, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and nine months ended September 30, 2020 were $275,306 and $851,531, respectively, and $0 for the three and nine months ended September 30, 2019 and are included on the accompanying unaudited condensed statements of operations. During the three and nine months ended September 30, 2020, Mr. Hutchins was paid $21,000 and $63,000 of his salary, respectively, and $1,800 and $5,400 , respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 5 – LEASES

As of September 30, 2020, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the right to use the underlying leased asset for the lease term with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2020, the Company recorded $438 and $1,314, respectively, and $438 and $584 for the three and nine months ended September 30, 2019, respectively, as operating lease expense which is included in general and administrative expenses on the unaudited condensed statements of operations. As of September 30, 2020 and December 31, 2019, the unamortized right-of-use assets resulting from the lease was $5,592 and $6,555, respectively, and the lease liabilities were $5,701 and 6,687, respectively.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheets as of September 30, 2020:

		Undiscounted
		Lease
	Year	Payments
Copier Lease	2020 (remainder of year)	$446
	2021	1,783
	2022	1,783
	2023	1,783
	2024	743
	Total	6,538
	Less: present value discount	(837)
	Total operating lease liabilities	$5,701

NOTE 6 - EQUITY

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. On April 2, 2020, the Company issued James Owens all 1,000 shares of its Series A Preferred Stock at an agreed upon price of $250 per share. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction (see Note 4).

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

On April 21, 2020, the Company issued 25,000,000 shares of its common stock to the Company’s common stockholders of record per the common stock dividend declaration. The table below shows all the Company’s stockholders of common stock and the number of shares held by each before and after the common stock dividend:

	12/31/19	% Owned	Dividend	Shares After	% Owned
Common Stockholders Name	# Shares	Pre-Div	Shares	Dividend	After Div
James Owens	97,000,000	84.86%	21,216,098	118,216,098	84.86%
Webstar Networks	17,000,000	14.87%	3,718,285	20,718,285	14.87%
Ashok Mohan	100,000	0.09%	21,873	121,873	0.09%
Michael Foster	75,000	0.07%	16,404	91,404	0.07%
Heather Anan	50,000	0.04%	10,936	60,936	0.04%
John England	75,000	0.07%	16,404	91,404	0.07%
Total	114,300,000	100.00%	25,000,000	139,300,000	100.00%

Initial Public Offering

On April 24, 2020, the Company filed a Post-Effective Amendment to its original Form S-1 Registration Statement. The Securities and Exchange Commission deemed the Post-Effective Amendment effective on May 1, 2020. Under the amended Registration Statement, on September 17, 2020, the Company completed the initial public offering of 600,000 shares of common stock, par value $0.0001 per share of the Company, for gross proceeds of $60,000.

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

Refer to Note 4 for amounts related to these employment agreements accrued as of September 30, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those in this report under Cautionary Statement Regarding Forward-Looking Statements and as set forth under the Risk Factors and Business sections in the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now developing the marketing plan to sub-license the software.

COVID-19

We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, and although our operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. Accordingly, while we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including a possible delay in implementing our business plan. At this time, the Company is unable to estimate the impact of this event on its operations.

Recent Developments

Common Stock

On June 16, 2020, James Owens contributed 39,281,715 shares of common stock of Webstar Technology Group, Inc., owned by Mr. Owens, to Webstar Networks Corporation, a corporation controlled by Mr. Owens. On July 27, 2020, Mr. Owens contributed 50,000,000 shares of common stock of Webstar Technology Group, Inc., owned by Mr. Owens, to the Frank T. Parone Revocable Trust, a trust controlled by Mr. Owens. On August 18, 2020, Mr. Owens contributed an additional 28,934,383 shares of common stock of Webstar Technology Group, Inc., owned by Mr. Owens, to Webstar Networks Corporation. On September 10, 2020, the Frank T. Parone Revocable Trust, a trust controlled by James Owens, contributed 590,613 shares of common stock of Webstar Technology Group, Inc. to Webstar Networks Corporation. On September 14, 2020, Webstar Networks Corporation completed the distribution of all of its holdings in Webstar Technology Group, Inc. common stock, 89,524,996 shares, to the stockholders of Webstar Networks Corporation in a liquidating distribution. This distribution increased the number of stockholders in Webstar Technology Group, Inc. by 299 stockholders. None of the additional stockholders now hold 5% or more of the Company’s common stock.

On September 17, 2020, the Company completed the initial public offering of 600,000 shares of common stock, par value $0.0001 per share of the Company, for gross proceeds of $60,000.

Agreements

Software Licenses

On April 21, 2020, the Company entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, the controlling stockholder of the Company, owns Soft Tech. Pursuant to the terms of the License Agreement, the Company agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of the Company’s stock or (ii) when the Company’s cumulative net sales from the Licensed Technology reaches $20 million. Further, the Company has agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as the Company is selling the Licensed Technology.

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

Results of Operations for the three and nine months ended September 30, 2020 and 2019

Revenue

Revenue was $2,197 and $1,448 for the three months ended September 30, 2020 and 2019, respectively, and $4,793 and $3,794 for the nine months ended September 30, 2020 and 2019, respectively. The increase in quarterly revenue was due to larger virtual class sizes attributed to COVID lockdowns. Gross profit was $1,797 and $1,048 for the three months ended September 30, 2020 and 2019, respectively, and $3,593 and $2,594 for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross profit was also attributed to the larger virtual class sizes as the cost of sales remained constant.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, consulting fees and general and administrative expenses were $350,094 and $250,103 for the three months ended September 30, 2020 and 2019, respectively, and $1,045,141 and $820,154 for the nine months ended September 30, 2020 and 2019, respectively. The increases are primarily attributable to the increases in salaries and related expenses relative to the new employment agreements of the executive officers and partially offset by decreases in consulting fees and stock compensation expense.

Net Loss

The net loss was $348,297 and $251,868 for the three months ended September 30, 2020 and 2019, respectively, and $1,041,548 and $823,393 for the nine months ended September 30, 2020 and 2019, respectively. The increase in loss is primarily a result of the increase in salaries and related expenses discussed above partially offset by decreases in consulting fees and stock compensation expenses.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2020, our working capital deficit amounted to $1,590,853, an increase of $730,447 as compared to a working capital deficit of $860,406 as of December 31, 2019. This increase in working capital deficit is primarily a result of increases in accrued salaries and related expense, accounts payable, and a decrease in prepaid expenses, and is partially offset by increases in cash, accounts receivable, and a decrease in borrowings from our majority stockholder.

Net cash used in operating activities was $204,997 during the nine months ended September 30, 2020 compared to $225,159 for the nine months ended September 30, 2019. The change in cash from operating activities is primarily attributable to an increase in accrued salaries and related expenses due to the employment agreements executed January 1, 2020 and an increase in accounts payable.

Net cash provided by financing activities was $229,172 during the nine months ended September 30, 2020 compared to $231,321 in the nine months ended September 30, 2019. The decrease in cash from financing activities was primarily the result of a decrease in advances received from our controlling stockholder partially offset by proceeds from the sale of common stock.

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

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. Management is actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the nine month period ended September 30, 2020 of $1,041,548 and an accumulated deficit as of September 30, 2020 of $8,262,732. In the event we are unable to secure a line of credit from a related company, we will continue to operate the Webstar eCampus software virtual classroom access platform but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant shareholders sufficient to meet its operating expenses. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the nine month period ended September 30, 2020 and in the notes to our Annual Report 10-K which includes audited financial statements for the years ended December 31, 2019 and 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees in January 2020 and recognized revenue of $249 and $747 of the annual fees during the three and nine months ended September 30, 2020, respectively. Annual fees paid in advance of services performed are presented as contract liabilities. The Company recognized revenue of $2,197 and $1,448 from student and annual fees during the three months ended September 30, 2020 and 2019, respectively, and $4,793 and $3,794 during the nine months ended September 30, 2020 and 2019, respectively.

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

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three months ended September 30, 2020 and 2019, the Company recorded $438 and $438, respectively, and $1,314 and $584 during the nine months ended September 30, 2020 and 2019, respectively, as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of September 30, 2020 and December 31, 2019, the unamortized right-of-use assets resulting from the lease was $5,592 and $6,555, respectively, and the lease liabilities were $5,701 and 6,687, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: November 10, 2020	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: November 10, 2020	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

