Form 10-K
period 2020-12-31
Webstar Technology Group Inc.
filed 2021-04-13
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of April 13, 2021, there were 139,900,000, shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

i

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

ii

PART I

ITEM 1. BUSINESS.

The Company

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now implementing the marketing plan to sub-license the software.

Our principal office is located at 4231 Walnut Bend, Jacksonville, Florida 32257 and our telephone number is (888) 405-7860. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Recent Developments

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. On April 2, 2020, the Company issued James Owens all 1,000 shares of its Series A Preferred Stock in settlement of $250,000 of amounts due to Mr. Owens. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000 based on the estimated calculated value of the control premium using the implied value of the Company based on a recent offering of the Company’s common stock. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction.

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

Market Opportunity

We have identified significant, targeted opportunities to market and sell our products and services. Our plans include providing licensing agreements with Fortune 100 technology and telecommunications companies as well as through e-commerce channels, colleges and universities and other educational and certification entities. In addition, we will leverage our go-to-market strategy and sales & marketing best-practices in conjunction with the intellectual property license from Soft Tech. Our leadership and personnel have experience marketing, selling and supporting software solutions which we plan to provide our customers.

a)	Data Compression Software. Based on our continuing work with multiple large cellular companies, we are not aware of any data compression products or services that can increase data throughput at rates on mobile devices similar to the rates achievable with the proprietary Gigabyte Slayer software.
b)	Data Efficiency and Faster Transmission Enterprise Software. Based on our current experience with large cellular companies, we are not aware of any product or services that can allow data to be transmitted, uploaded and downloaded, at speeds similar to the rates achievable with the proprietary WARP-G software.

c)	Pioneer of Data Delivery Innovation. Given the substantial expansion of the mobile device market and the increasing global demand for data access on the cable and telecommunications companies, we believe the licensed Gigabyte Slayer and WARP-G software solutions will become disruptive technologies capable of reducing the constraints of data delivery and data commerce facing the public, these companies and the industry as a whole.
d)	Game-Changing Apps. Mobile device and smart device users’ demand for more data and a continually expanding user base will continue to pressure data network providers. The Gigabyte Slayer software is expected to not only meet ever-increasing consumer and corporate demand for more data access with less buffering, it is expected to reduce pressure on overburdened provider networks. In addition, the Gigabyte Slayer software will function on mobile devices independent from support of mobile device manufacturers.
e)	Immersive “On-Campus-Like” Virtual Learning Experience. The eCampus software has developed an advanced, ideal virtual learning environment that focuses on the psychology of human learning and human social interaction to deliver world-class education. Following completion of the license of the Gigabyte Slayer software and our planned enhancement of the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer software technology, we expect a significantly enhanced experience by the students.
f)	Effective Go-To-Market Strategies. We plan to implement go-to-market strategies, led by our experienced executive team, utilizing corporate strategies and best-practices to produce expected profitable revenue channels in the retail B2C markets through e-commerce solutions, as well as B2B and B2ED revenue channels via global strategic partnerships and licensing agreements we plan to pursue.
g)	Global marketplace issues to be addressed by our Software solutions: (1) Cyber-security - Protecting information, identity and data for both individuals as well as businesses is a huge global issue, (2) Lost connections, buffering delays, bandwidth limitations. Slow downloads/uploads costs time, money, and builds frustration with digital and mobile users, (3) Rising costs of data dig deep into corporate margins, (4) Data plan limitations in storage and speed limit individuals’ mobile usage capabilities, (5) Rising costs of personal and family data plans, (6) Impending “Utilization” of data by cable companies will significantly increase costs.

Growth Strategy

Our primary financing need is focused on funding the licensing arrangements for the proprietary software products and services we acquired and plan to acquire, providing the proper support for such products, building our core of experienced and capable leadership team, and developing our corporate branding and go-to-market strategy.

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

As an emerging growth company, in addition to our current software license, we plan to secure the exclusive right to market, sell, and license all apps, software, products, and services developed by Soft Tech. While initial efforts focus primarily on marketing, selling and licensing the Gigabyte Slayer and Warp-G software, in the future we may also acquire similar rights to apps, software, and products compatible with our mission created by companies other than Soft Tech.

We believe the software applications we have licensed and acquired and the services we currently provide and plan to provide will be viewed as revolutionary technologies, which will embrace disruptive paradigm shifts in the cable and data delivery business markets, and will fulfill significant worldwide demand. We expect both retail and commercial demand for our products and services will be high due to the significant growth of and demand for mobile devices, smart devices (such as smart TVs), and other data delivery devices as an integral part of business operations and infrastructure as well as a vital, growing part of everyday life. The software we have licensed and acquired and the services we currently offer and plan to offer have been developed with this in mind and will position us to provide key solutions to increase data access and reduce costs for data network providers as well as their customers. The eCampus software includes uniquely innovative virtual online learning solutions for educators and academic institutions. We believe that our plan to be first-to-market and by establishing disruptive best-in-class products and services will lead to high-market demand— enabling us to become, and remain, a leader in the industry.

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

Intellectual Property

We rely on a combination of copyright, patent, trademark and trade secret laws in the United States, as well as confidentiality agreements and other contractual arrangements, to establish and protect our proprietary and intellectual property rights.

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

Employees

As of the date of this report we have three full-time employees. We currently rely on our President and Chief Executive Officer, Don D. Roberts, our Chief Financial Officer, Harold E. Hutchins, and our Chief Technology Officer, James Owens to manage all aspects of our business. All of our executive officers are engaged by the company under employment agreements and provide services on an as needed basis as agreed to between us and the executive. The salaries of the CEO and CTO are not currently being paid but are being accrued. The CFO’s salary is also being accrued but a portion is being offset by amounts currently being paid to him... Upon the Company having secured sufficient funds to support its continued business operations, all executive officers of the Company will be obligated to devote their full working time and attention to the business and affairs of the Company for the remaining term of their employment agreements. We intend to hire additional employees on an as-needed basis as our business expands.

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

Since our inception on March 10, 2015 through December 31, 2020 we have generated minimal revenues and incurred cumulative losses of $8,573,059. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Furthermore, with any business, there is a substantial risk that the business will fail. The majority of new businesses fail due to many factors, including, but not limited to, lack of capital, failure to successfully integrate a new management team, unexpected delays, more intense competition, and many of the other risk factors discussed below. Investors in our company should only invest if they are able to bear the loss of their entire investment.

Management and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Management and our auditors have indicated that our lack of revenues, historical operating losses, cash used in operations, negative working capital and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We may have difficulty in procuring the additional financing required to operate and develop our current and planned businesses.

We will be totally dependent on our ability to obtain additional borrowing or raise additional capital to enable us to operate our current and planned businesses. We will require significant amounts of cash, and will be required to seek additional capital, whether from sales of debt or equity securities or borrowing additional money, for the future development and growth of our business. However, there can be no assurance that we’ll be able to raise or borrow additional funds. The terms and/or availability of additional capital are unreliable. If we are not successful in obtaining adequate capital, we may not be able to generate future revenues from our operation of the eCampus website and the licensing of the Gigabyte Slayer and WARP-G software.

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

None of our officers and directors devote all of their time to our business but intend to do so once we obtain sufficient working capital to pursue our plan of operation. However, there can be no assurance that we’ll be able to obtain sufficient working capital. All of our executive officers are engaged by the company under employment agreements and provide services on an as needed basis as agreed to between us and the executive. The salaries of the CEO and CTO are not currently being paid but are being accrued. The CFO’s salary is also being accrued but a portion is being offset by amounts currently being paid to him. Should the business develop faster than anticipated, the officers and directors will have to retain additional personnel to ensure that it continues as a going concern.

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

The Gigabyte Slayer software we have licensed has been laboratory-tested and will be introduced in a substantially enhanced form and the Webstar eCampus services that we purchased has been beta tested. Our success will depend largely upon the success of these and future products and services and enhancements. Failure of these products and services or enhancements to achieve significant market acceptance and usage would materially adversely affect our planned business, future results of operations and financial condition. If we were unable to successfully market our products and services, develop new products and services and enhance such products and services or complete products and services we plan to purchase and license, or if such new products and services or enhancements do not achieve market acceptance, our planned business, future results of operations and financial condition would be materially adversely affected.

Our sales cycles have the potential to be long and unpredictable, and our sales efforts may require considerable time and expense.

Following the purchase of the Webstar eCampus assets and the license of the Gigabyte Slayer and WARP-G software, we plan to market our services and software to large organizations and consumer product companies. Sales efforts to these customers are expected to be complex and involve educating customers about the use and benefits of the services and software we plan to market, including their value and technical capabilities. Potential customers are expected to undertake a significant evaluation process that can result in a lengthy sales cycle, in some cases over 12 months. We may spend substantial time, effort and money in our sales efforts without any assurance that our efforts will generate long-term relationships. In addition, customer sales decisions are frequently influenced by budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer are not realized, our revenue and, thus, our future operating results could be adversely impacted.

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

There has been no public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the purchase price or at the time that they would like to sell or at all. In addition, our market maker has applied for quotation of our common stock on the OTCQB tier of the OTC Markets Group, Inc. Marketplace. To be quoted on the OTCQB, a market maker must apply to make a market in our common stock. As of the date of this report, FINRA has not approved the market maker’s listing application. However, there can be no assurance that the listing application will be approved. Even if we obtain quotation on the OTCQB, we do not know the extent to which investor interest will lead to the development and maintenance of an active trading market for our common stock, which will adversely impact your ability to sell our shares.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 139,900,000 shares of our common stock outstanding as of the date of this report. 600,000 of these shares are tradable without restriction. Given the lack of a trading history of our Common Stock, resale of even a small number of shares of our Common Stock may adversely affect the market price of our Common Stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of our Internal Controls over financial reporting for the year ending December 31 following the year in which the Company’s registration statement was declared effective, which was 2020. We must establish an ongoing program to perform the system and process evaluation, and testing necessary to comply with these requirements. At this time, we have not yet fully been able to truly test and expand a system of controls; therefore, it may not be possible to have adequate internal controls until such a system is put into place.

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

Controlling Stockholder has 83.83% of the voting rights of the Company.

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. On April 2, 2020, the Company issued James Owens all 1,000 shares of its Series A Preferred Stock in settlement of $250,000 due to Mr. Owens.

James Owens has voting control over 49,409,387 common shares held by the Frank T. Perone Revocable Trust. When added to the voting power of his Series A Preferred Stock, James Owens has 83.83% of the voting rights of the Company. Because Mr. Owens has 83.83% of the voting rights of our stockholders, he will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. If Mr. Owens votes in favor of the foregoing actions, he will have sufficient voting power to approve such actions and no other stockholder approvals will be required.

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

We have entered into a significant number of transactions with James Owens, our controlling stockholder, or entities he owns or controls. These transactions include the issuance of 97,000,000 shares of our common stock to Mr. Owens upon formation of our company, the license of the Gigabyte Slayer software and WARP-G software from Soft Tech, the purchase of the Webstar eCampus software from Webstar Networks for 17,000,000 shares of our common stock, and the sale to him of 1,000 shares of our Series A Preferred Stock. The terms of these transactions were not determined as a result of arm’s length negotiations. Consequently, we cannot assure you that the terms of the transactions we entered into with Mr. Owens or entities he owns or controls are on terms as fair as we might receive from or extend to third parties. Furthermore, it is possible that as a result of the conflict of interests, the intellectual property we acquire, software we license and services to be provided by Mr. Owens may not be worth the prices we pay and could have a material adverse effect on our business, financial condition and results of operations.

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

Our amended and restated articles of incorporation as amended authorize the issuance of 300,000,000 shares of common stock. As of the date of this report we had 139,900,000 shares of common stock outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We currently lack a public market for our common stock. Our common stock is not traded on any national exchange. Our market maker has filed an application with FINRA for our common stock to be eligible for trading on the OTCQB Marketplace of the OTC Markets. However, a market has not yet developed. There is no assurance that we will receive such approval, and if we do not receive such approval, there can be no assurance that a trading market will develop, or, if developed, that it will be sustained.

Holders of Common Stock

As of April 13, 2021, there were three hundred twenty stockholders of record of our common stock.

Securities authorized for issuance under equity compensation plans

We had certain stock awards authorized for issuance to executive employees, directors and certain consultants. These stock awards were canceled during the year ended 2019. There are no other securities authorized for issuance under equity compensation plans at this time.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At April 13, 2021 we had 139,900,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2020.

Options

There were no options to purchase shares of our Common Stock issued and outstanding as of December 31, 2020.

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

On April 2, 2020, pursuant to the terms of a subscription agreement (the “Preferred Subscription Agreement”) the Company issued and sold to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction.

The Company believes that the foregoing issuance of the restricted Series A Preferred Stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. An appropriate restrictive legend was affixed to the stock certificates issued for the Series A Preferred Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2020.

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

Overview

Since inception, the Company acquired the Webstar eCampus assets from Webstar Networks, a related party that is controlled by our controlling stockholder, on May 12, 2018 in exchange for issuance of 17,000,000 shares of our common stock. In addition, we signed two letters of intent to license proprietary software from Soft Tech, a related party that is wholly owned by our founder and controlling stockholder James Owens; i.e., Gigabyte Slayer and WARP-G. The Company began to operate and market the Webstar eCampus website on May 12, 2018 when it acquired those assets from Webstar Networks. Previously, we had been focused in large part on organizational activities and the development of our business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software application that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. On April 21, 2020, we entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. See “Item 1 Business”. As of December 31, 2020, we have generated an accumulated deficit of $8,573,059.

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

On April 2, 2020, pursuant to the terms of a subscription agreement (the “Preferred Subscription Agreement”) the Company issued and sold to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction.

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

Employment Agreements

On January 1, 2020, the Company entered into an Employment Agreement with each James Owens, in his capacity as the Company’s Chief Technology Officer, Don Roberts, in his capacity as the Company’s President and Chief Executive Officer and Harold Hutchins, in his capacity as the Company’s Chief Financial Officer and Secretary (referred to herein together as the “Employment Agreements” and each as an “Employment Agreement”). Pursuant to each Employment Agreement the Company agreed to compensate, each Mr. Owens, Mr. Roberts and Mr. Hutchins for their services with an annual wage of $350,000 to be paid bi-weekly with an annual performance evaluation. Further, pursuant to the Employment Agreements, each Mr. Owens, Mr. Roberts and Mr. Hutchins will be eligible for an annual bonus as determined by the Company’s Board of Directors (the “Board”). Further, pursuant to each Employment Agreement, in addition to the foregoing compensation, each Mr. Owens, Mr. Roberts and Mr. Hutchins will also receive a $1,000 monthly automobile/mileage allowance and will also be eligible for stock options or grants as granted by the Board. Pursuant to the Employment Agreements, all reasonable expenses arising out of each Mr. Owens, Mr. Roberts and Mr. Hutchins’ employment will be reimbursed by the Company so long as they are incurred for business purposes and supported by appropriate receipts. Each of the Employment Agreements may be terminated by either party with prior notice to the other party of twenty (20) days. If the Company provides a notice of termination of any of the Employment Agreements for a reason other than “Cause,” the Company will pay each Mr. Owens, Mr. Roberts and Mr. Hutchins a one-time payment equivalent to one (1) time the annual salary within thirty (30) days of termination. If a termination of the any of the Employment Agreements is made due to a change of control of the Company, each Mr. Owens, Mr. Roberts and Mr. Hutchins will be paid a one-time payment equivalent to two (2) times the annual salary within thirty (30) days of termination.

Plan of Operations

Webstar eCampus

Beginning in the second quarter of 2021, we plan to initiate our eCampus marketing plan. Our marketing campaign will consist of creating and establishing brand awareness and industry positioning and implementing a go-to-market program that includes a responsive website, social media marketing and communications via LinkedIn and Google search engine optimization. We expect to outsource parts of our planned marketing campaign to providers with expertise in these areas. We intend to hire an in-house sales manager who will be responsible for sales and coordination with technical support for implementation and operation of customer eCampus website operations. Our sales efforts will be further supported by other members of our executive management team who are expected to use their industry contacts and expertise to assist in the sales process.

Gigabyte Slayer Software and WARP-G Software

We have entered into a license agreement for the WARP-G software and the Gigabyte Slayer software. We will further develop and commercialize these software programs throughout the world by sub-licensing the software.

Gigabyte Slayer. Gigabyte Slayer is a retail-oriented software application that will be sub-licensed to targeted companies who provide data streaming services. The software is expected to be available for download via Google Play and other Android app platforms. We expect to use outsourced providers with expertise in online marketing campaigns and have targeted a goal of 768,000 retail customers within 12 months after we sub-license the software.

WARP-G. WARP-G is a business-to-business software solution that companies can use on an enterprise wide basis to transmit more data over existing data streams to optimize their data usage. We plan to engage in sales through licensing transactions with data delivery companies such as Verizon, AT&T, T-Mobile, Amazon, Google, cable operators, Netflix, Electronic Arts and other gaming companies. In addition, we expect to explore the broader technology channel for implementation of a reseller program to optimize scaling our planned business.

Results of Operations for the years ended December 31, 2020 and 2019

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2020 and 2019.

Subsequent to the purchase of the Webstar eCampus assets, we have had minimal revenues and have funded our operating expenses through loans from our controlling stockholder and accrual of various costs and expenses. Revenue earned from the eCampus Software totaled $6,739 and $4,442 for the years ended December 31, 2020 and 2019, respectively. The increase is due to the larger classroom sizes of our sole customer. Total operating expenses which are comprised of salaries and related expenses, consulting fees, and general and administrative expenses were $1,357,014 and $1,097,375 for the years ended December 31, 2020 and 2019, respectively. The increase is primarily attributable to an increase in salaries and related expenses arising from the officer employment agreements signed in 2020 and partially offset by a material decrease in consulting fees and a minor decrease in general and administrative expenses.

The net loss was $1,351,875 and $1,097,378 for the years ended, 2020 and 2019, respectively. This increase is a result of the increase in total operating expenses discussed above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2020, our working capital deficit amounted to $1,900,814 an increase of $1,040,408 as compared to working capital deficit of $860,406 as of December 31, 2019. This increase is primarily a result of an increase in accrued salaries and related expenses as well as accounts payable and a decrease in cash, partially offset by a decrease in the amount due to stockholder.

Net cash used in operating activities was $273,123 during the year ended December 31, 2020 compared to $351,727 for the year ended December 31, 2019. The change in cash from operating activities is primarily attributable to decreases in consulting fees and general and administrative expenses partially offset by an increase in accounts payable.

Net cash provided by financing activities was $238,093 during the year ended December 31, 2020 compared to $383,021 in the year ended December 31, 2019. The change in cash from financing activities was the result of a decrease in cash received from a related party and cash received from a note payable partially offset by proceeds from the sale of common stock.

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

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for our capital needs by obtaining capital from management and significant stockholders sufficient to meet its operating expenses. Further, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Stock-based Compensation. We follow the provisions of ASC 718 which requires all share-based payments to employees and non-employees, including grants of employee and non-employee stock options, to be recognized in the statement of operations based on their grant date fair values.

Revenue. The Company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, the Company generates student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by D. Brooks and Associates, CPAs, P.A., an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; (ii) ineffective control over expenditures with non-employee/officer having access to the bank account; this item was resolved and removed in May of 2019; and (iii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2020.

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

Other than the foregoing, there has been no change in our internal control over financial reporting occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position/Title
James Owens	59	Chairman of the Board of Directors and Chief Technology Officer
Don D. Roberts	71	Chief Executive Officer
Harold E. Hutchins	66	Chief Financial Officer
Sanford Simon	67	Director
Ron Landmann, MD	44	Director
Michael Hendrickson	74	Director, Chairman of Compensation Committee, Member of Audit Committee
John England, Ph.D.	75	Director, Chairman of Audit Committee, Member of Compensation Committee
Kevin Harrington	62	Director

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

Sanford Simon, Director

Sanford (Sandy) Simon has over 30 years of compliance experience in the corporate management of federal and state environmental, regulatory, and legislative programs for leading manufacturers of pesticide, fertilizer, growing media, grass seed and organic-input fertilizer and other agricultural use chemicals. From October 2014 to the present, he has served as the Vice President of Corporate Compliance at Harrell’s LLC where he is responsible for oversight and compliance with applicable laws and regulations governing Harrell’s, LLC products and business operations related to environmental, safety and health, risk management, quality control and to the manufacture, sale, transportation, registration and distribution of fertilizers, pesticides, adjuvants, soil amendments and grass seed and provides a creative compliance strategy that supports Harrell’s, LLC strategic business plans. From March 2009 to October 2014, Mr. Simon served as the Senior Director of Regulatory Affairs with the Scotts Miracle-Gro Company for the Federal & State for Strategic Business Units. He earned a Bachelor of Science degree in business management and with a minor in environmental science at the University of Phoenix. A native Alabamian, he currently resides with his wife in Flagler Beach, FL.

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

Corporate Governance

Our board of directors is comprised of one (1) non-independent director and five (5) independent directors. On June 7, 2019 the Board established an audit committee and a compensation committee, each comprised of two independent directors. While these committee’s have been formed, they are not yet functioning effectively and meeting on a regular basis.

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

Director Compensation

We have agreed to pay our non-employee directors $3,000 each for attending our quarterly board of directors’ meetings and reimburse them for reasonable travel expenses incurred in attending board and committee meetings once the Company is publicly held. The Company has held quarterly board meetings and the Board has waived director fees for each meeting. Therefore, such fees have not been paid nor accrued to date. We also intend to allow our non-employee directors to participate in any equity compensation plans that we adopt in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2020 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Joseph P. Stingone, Sr.(3,7)	12/31/2019	125,000	-	-	-	-	125,000
	12/31/2020	-	-	-	-	-	-

James Owens(4)	12/31/2019	-	-	-	-	-	-
	12/31/2020	350,000	-	-	-	12,000	362,000

Don D. Roberts(5)	12/31/2019	-	-	-	-	-	-
	12/31/2020	350,000	-	-	-	12,000	362,000

Harold E. Hutchins(1)	12/31/2019	-	-	-	-	38,000	38,000
	12/31/2020	350,000	-	-	-	12,000	362,000

David Herzfeld(6,7)	12/31/2019	150,000	-	-	-	3,000	153,000
	12/31/2020	-	-	-	-	-	-

Eugene Fedele(2,7)	12/31/2019	150,000	-	-	-	12,700	162,700
	12/31/2020	-	-	-	-	-	-

(1)	Appointed as Chief Financial Officer in March 2018. The 2019 compensation was paid as consultant. In 2020 $91,200 was paid and the balance accrued.
(2)	Appointed as Chief Marketing Officer in May 2017 and resigned in December 2019.
(3)	Appointed as Chief Executive Officer in September 2016, deceased in July 2019.
(4)	Appointed Chief Technology Officer in July 2019. All amounts accrued, not paid.
(5)	Appointed Chief Executive Officer in July 2019. All amounts accrued, not paid.
(6)	Chief Technology Officer from June 2016 to July 2019 and resigned December 2019.
(7)	The 2019 salary amounts were not paid by the Company and were ultimately assumed by the Company’s founder, CTO, and majority stockholder. Other compensation was consulting fees paid.

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

James Owens. For the year ended December 31, 2019, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Owens. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Owens. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Owens a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Owens’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Don D. Roberts. For the year ended December 31, 2019, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Roberts. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Roberts. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Roberts a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Roberts’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

Harold E. Hutchins. For the year ended December 31, 2019, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Hutchins a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

There were no outstanding stock, option, and incentive plan awards at December 31, 2020.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At April 13, 2021, we had 139,900,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2021 for:

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

	Shares Beneficially Owned		Percentage of Shares(1)
Name of Beneficial Owner
Directors and Named Officers
James Owens	49,409,387	(2)	35.3%
John England, Ph.D.	397,366	(3)	*
Harold E. Hutchins	250,000	(4)	*
Sanford Simon	1,007,808	(4)	*
Ron Landmann, MD	200,000	(4)	*
Michael Hendrickson	5,500,000	(4)	3.9%
Kevin Harrington	1,500,000	(4)	1.1%
Don D. Roberts	5,400,000	(4)	3.9%
All named executive officers and directors as a group (eight persons)	63,664,561		45.5%

(1)	Based on 139,900,000 shares outstanding as of the date of this filing.

(2)	Shares include 97,000,000 shares purchased under the terms of a Subscription Agreement dated March 10, 2015 as founder shares and 21,216,098 shares received in the Company’s common stock dividend on April 21, 2020. Out of these shares, Mr. Owens contributed 68,216,098 shares to Webstar Networks and 49,409,387 to a revocable trust he controls. Webstar Networks distributed all 89,524,996 shares it held in the Company to its shareholders, which did not include Mr. Owens, in a liquidating distribution. Based on his ownership and voting rights of his Series A Preferred Stock in the Company along with the common shares beneficially owned in the trust, Mr. Owens controls 83.83% of the voting rights in the Company.

(3)	Includes 75,000 shares purchased under a Subscription Agreement dated March 10, 2015 as founder shares, 16,404 shares received in the common stock dividend, and 305,962 shares received in the Webstar Networks liquidating distribution.

(4)	Shares received in liquidating distribution of Webstar Networks Corporation

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2020.

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

James Owens, the controlling stockholder of the Company, loaned the Company a net total of $511,177 for the period from March 10, 2015 (Inception) to December 31, 2020. These funds have been used for organization and working capital to date. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens. Mr. Owens has orally agreed not to demand repayment of his loans until such time as we have sufficient capital resources to repay such loans.

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

On April 2, 2020, pursuant to the terms of a subscription agreement (the “Preferred Subscription Agreement”) the Company issued and sold to James Owens, the Company’s Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder one thousand (1,000) shares of the Series A Preferred Stock, at a total purchase price of $250,000. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction.

On April 21, 2020, the Company entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. See “Item 1 Business”.

On August 26, 2020, Margie Simon, wife of Sanford Simon, Director, received 1,000,192 shares of the Company’s common stock in a liquidating distribution of Webstar Networks Corporation. Additionally, on September 17, 2020, Margie Simon purchased 107,500 shares of the Company’s common stock in a registered public offering at the offering price of $0.10 per share.

On August 26, 2020, the Company’s CEO, Don Roberts, and CFO, Harold Hutchins along with Directors Landmann, England, Hendrickson, Simon, and Harrington, received shares of the Company’s common stock in the liquidating distribution of Webstar Networks Corporation. The amounts of the common stock received by these individuals is listed in “Item 12 – Securities Ownership of Certain Beneficial Owners and Management”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed through our fiscal year ends to the Company by its independent registered public accounting firms, D. Brooks and Associates CPAs, PA and Friedman LLP, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2020	2019

Audit fees	$55,200	$51,181
Tax fees	-	-
Total	$55,200	$51,181

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

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following are filed as part of this report:

Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8	Amended and Restated Consulting Agreement between Webstar Technology Group, Inc. and James Owens dated August 16, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.11	Promissory Note issued by Webstar Technology Group, Inc. in favor of Webstar Networks Corporation dated May 12, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.12 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated September 12, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13 +	Executive Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated June 16, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.14 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 1, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.15 +	Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated November 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.16	Amendment to Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated April 3, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.17 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated May 15, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.18 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated May 15, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.19 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 15, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.20	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.21	Amended and Restated Promissory Note issued by Webstar Technology Group, Inc. to Webstar Networks Corporation on May 12, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.22	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.23	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.24	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.25	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.26	Office Lease dated April 1, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.27	Operating lease dated June 10, 2019. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.28	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.29†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.30†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.31†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.32	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.33	Consents to Transfer of Employment Agreements. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.34	Consents to Transfer of Consulting Agreements. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.35	Cancellation of Amended and Restated Promissory Note Agreement between the registrant and Webstar Networks Corporation dated February 21, 2020. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.36	Lease Termination and Back Rent Repayment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.37	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.38	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.39	Agreement between the registrant and StoneBridge Securities, LLC dated June 21, 2019. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC March 23, 2020).

10.40	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: April 13, 2021	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer (principal executive officer)

Dated: April 13, 2021	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ James Owens	Director Dated: April 13, 2021
James Owens

/s/ Michael Hendrickson	Director Dated: April 13, 2021
Michael Hendrickson

/s/ John England, M.D.	Director Dated: April 13, 2021
John England, M.D.

/s/ Sanford Simon	Director Dated: April 13, 2021
Sanford Simon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Webstar Technology Group, Inc. (the Company) as of December, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2019.

Palm Beach Gardens, Florida

April 13, 2021

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2020	2019
ASSETS

Current assets
Cash	$1,505	$36,535
Accounts receivable	1,349	1,398
Prepaid expenses	2,037	1,125
Total current assets	4,891	39,058
Right-of-use assets	5,258	6,555
Intangible asset - net of accumulated amortization of $12,000 and $10,400 at December 31, 2020 and 2019, respectively	4,800	6,400
Total assets	$14,949	$52,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$48,017	$5,609
Accrued salaries and related expenses	1,345,081	309,444
Due to stockholder	511,177	583,084
Lease liability	1,430	1,327
Total current liabilities	1,905,705	899,464
Lease liability - net of current portion	3,930	5,360
Total liabilities	1,909,635	904,824

Commitments and contingences (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 and none issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 139,900,000 and 114,300,000 issued and outstanding as of December 31, 2020 and 2019, respectively	13,990	11,430
Additional paid-in-capital	6,664,383	6,354,443
Accumulated deficit	(8,573,059)	(7,218,684)
Total stockholders’ deficit	(1,894,686)	(852,811)

Total liabilities and stockholders’ deficit	$14,949	$52,013

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2020	2019

Revenue	$6,739	$4,442
Cost of sales	1,600	1,600
Gross profit	5,139	2,842
Operating expenses
Salaries and related expenses	1,126,837	455,392
Consulting fees	17,100	383,200
General and administrative	213,077	258,783
Total operating expenses	1,357,014	1,097,375
Operating loss	(1,351,875)	(1,094,533)

Other expense
Interest expense	-	(20,883)

Net loss before taxes	(1,351,875)	(1,115,416)
Income tax expense	-	-
Net loss	$(1,351,875)	$(1,115,416)

Net loss per share-basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding-basic and diluted (i)	139,474,247	139,300,000

(i) Adjusted to reflect a common stock dividend issued on April 21, 2020 (see note 6)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	-	$-	114,300,000	$11,430	$-	$(6,103,268)	$(6,091,838)
Cancellation of common stock shares granted, not issued	-	-	-	-	3,141,667	-	3,141,667
Accrued consulting fees and salaries assumed by related party	-	-	-	-	1,907,130	-	1,907,130
Forgiveness of note payable with related party	-	-	-	-	675,000	-	675,000
Lease cancellation and assumption by related party	-	-	-	-	61,346	-	61,346
Forgiveness of accrued consulting fees due to related party	-	-	-	-	569,300	-	569,300
Net loss	-	-	-	-	-	(1,115,416)	(1,115,416)
Balance at December 31, 2019	-	-	114,300,000	11,430	$6,354,443	(7,218,684)	(852,811)
Common stock issuance	-	-	600,000	60	59,240	-	60,000
Common stock dividend	-	-	25,000,000	2,500	-	(2,500)	-
Preferred stock issued for repayment of amounts due to stockholder	1,000	-	-	-	250,000	-	250,000
Net loss	-	-	-	-	-	(1,351,875)	(1,351,875)
Balance at December 31, 2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,573,059)	$(1,894,686)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,351,875)	$(1,115,416)
Adjustments to reconcile net loss to cash used in operating activities
Stock compensation expense	-	25,000
Amortization expense	1,600	1,600
Amortization of debt issuance costs	-	15,000
Accrued interest assumed by stockholder	-	5,833
Non-cash lease expense	-	82,730
Change in assets and liabilities
Accounts receivable	49	(142)
Prepaid expenses	(912)	(1,125)
Accounts payable	42,408	5,609
Accrued salaries and related expense	1,035,637	455,392
Accrued consulting fees	-	12,500
Accrued consulting - related party	-	239,300
Accrued professional fees	-	(56,756)
Lease liabilities	(30)	(21,252)
Net cash used in operating activities	(273,123)	(351,727)

Cash flows from financing activities
Proceeds from sale of common stock	60,000	-
Proceeds from note payable	-	45,000
Advances from stockholder	178,453	712,330
Repayments of stockholder advances	(360)	(374,309)
Net cash provided by financing activities	238,093	383,021

Net increase (decrease) in cash	(35,030)	31,294
Cash at beginning of the year	36,535	5,241
Cash at end of the year	$1,505	$36,535

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Operating lease right-of-use and operating lease liabilities recorded upon the adoption of ASC 842	$-	$274,584
Cancellation of common stock shares granted not issued included in accrued compensation	$-	$3,141,667
Accrued consulting fees and salaries assumed by related party	$-	$1,907,130
Cancellation of note payable with related party	$-	$675,000
Lease cancellation and assumption by related party	$-	$61,346
Forgiveness of accrued consulting fees due to stockholder	$-	$569,300
Note payable and accrued interest assumption by related party	$-	$65,833
Common stock dividend charged against retained earnings	$2,500	$-
Repayment on due to stockholder with preferred stock issuance	$250,000	$-

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US Generally Accepted Accounting Principles, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2020, the Company had an accumulated deficit of $8,573,059, and has incurred net losses of $1,351,875 and $1,115,416 for the years ended December 31, 2020 and 2019, respectively. Additionally, the Company had negative cash flows from operations of $273,123 and $351,727 for the years ended December 31, 2020 and 2019, respectively, and the Company’s working capital at December 31, 2020 was a negative $1,900,814. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2020 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as future equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. The Company has relied upon advances from its Chairman majority stockholder to fund operations since inception. Management is actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Generally, the Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to, the results of its marketing efforts to attract users for its software solutions and rapidly changing technology, the successful launch and the acceptance of its software solutions in the marketplace, competition of its software solutions, attraction of talented and skilled employees to support the business and the ability to raise capital to support its operations.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and fair value of stock-based compensation.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020 or 2019.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2020 and 2019. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At December 31, 2020 and 2019, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through December 31, 2020.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in profit or loss when the changes arise. The Company incurred amortization expense of $8,800 for each of the years ended December 31, 2020 and 2019.

Revenue Recognition and Concentration

The Company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, the Company generates student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $995 in annual fees for the years ended December 31, 2020 and 2019. The Company recognized revenue of $995 in annual fees for the years December 31, 2020 and 2019. The Company recognized revenue of $5,744 and $3,447 from student fees for the years ended 2020 and 2019, respectively.

Accounts Receivable and Concentrations

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $1,349 and $1,398 at December 31, 2020 and 2019, respectively. No provision for doubtful accounts was required at December 31, 2020 nor December 31, 2019.

At December 31, 2020 and 2019, and for the years then ended, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and sales.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment.

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2020 and 2019, there are no dilutive securities and, therefore, basic and diluted loss per share is the same.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2020 and December 31, 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

Mr. James Owens, the founder and controlling stockholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, advances the Company money as needed for working capital needs. During the years ended December 31, 2020 and 2019, Mr. Owens loaned the Company $178,453 and $712,330, respectively. The Company repaid Mr. Owens $360 and $374,309 during the years ended December 31, 2020 and 2019, respectively. Additionally, Mr. Owens assumed the Weinstein $60,000 note payable (see note 4), along with accrued interest of $5,833, from the Company on November 25, 2019. At this time the principal and interest due on the Weinstein note payable of $65,833 was reclassed to the due to stockholder.

On December 14, 2019, the Company’s Board of Directors approved the creation of a series of preferred stock of the Company to be named the “Series A Preferred Stock” and that the designation and number of shares thereof and the voting and powers, preferences, and other rights of the shares will be as set forth in a Certificate of Designations to be filed with the State of Wyoming. Further, the Board directed the Officers of the Company to enter into a subscription agreement to issue and sell to James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company one thousand (1,000) shares of the Series A Preferred Shares at a total purchase price of $250,000. On April 2, 2020, the Company issued James Owens 1,000 shares of its Series A Preferred Stock at the agreed upon price of $250 per share. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000 based on the estimated calculated value of the control premium using the implied value of the Company based on a recent offering of the Company’s common stock. Therefore, the total agreed upon price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to additional paid-in capital due to the related party nature of the transaction (see Note 6 below).

The financial statements reflect a “Due to stockholder” liability which was $511,177 and $583,084 at December 31, 2020 and 2019, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Assumption of Liabilities by Related Party and Debt Forgiveness

On February 21, 2020, James Owens, with the consent of the counter parties and Board of Directors, assumed $1,907,130 of Company liabilities effective December 31, 2019, which consisted of accrued salaries and related expenses of $1,750,680 and $156,450 of accrued consulting expenses at December 31, 2019. Mr.

In connection with the execution of an intellectual property purchase agreement on June 30, 2017 with Webstar Networks Corporation (“Webstar Networks”), a related party for which the Company’s founder, James Owens, controls the voting rights, (the “IP Purchase Agreement”) the Company purchased all intellectual property associated with the eCampus software and website www.webstarecampus.com and other assets associated with the operation of this website, for 17,000,000 unregistered shares of common stock and a $675,000 promissory note. On February 21, 2020, the $675,000 note was canceled, effective December 31, 2019.

On August 16, 2017, the Company entered into an amended and restated consulting agreement (the “Consulting Agreement”) with James Owens. Under the terms of the Consulting Agreement, Mr. Owens’ duties included: strategic alliances, mergers and acquisitions; corporate planning, strategy and negotiations with potential strategic business partners and/or other general business consulting needs as expressed by the Company; business development and business advertising and due diligence processes. The term of the Consulting Agreement commenced on August 16, 2017 and continued for a period of five years. Mr. Owens was to receive a monthly retainer of $20,000 per month for his services. This amount had been accrued and would be paid upon the occurrence of a Financing Event. The Consulting Agreement was canceled on February 21, 2020, effective December 31, 2019 and all accrued liabilities of $569,300 associated therewith were forgiven by James Owens. Consulting services expense of $0 and $240,000 were recorded in the years ended December 31, 2020 and 2019, respectively, which is included in consulting fees on the accompanying statements of operations.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 8 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of December 31, 2020 and 2019, the accrued salaries resulting from these employment agreements were $966,000 and $0, respectively, and the accrued auto allowances were $28,800 and $0, respectively, which have been included in accrued salaries and related expenses on the accompanying balance sheets. As of December 31, 2020 and 2019, payroll taxes in the amount of $40,837 and $0, respectively, have also been accrued related to these employment agreements. The salaries and related expenses related to these agreements for the years ended December 31, 2020 and 2019, were $1,126,837 and $0, respectively, and have been presented as salaries and related expense on the accompanying statements of operations. During the year ended December 31, 2020, Mr. Hutchins was paid $84,000 of his salary and $7,200 in auto allowances.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology.

Common Stock Contributions

During the year ended December 31, 2020, the following contributions of shares of Webstar Technology Group, Inc.’s common stock occurred:

●	On June 16, and August 18, 2020, James Owens contributed 39,281,715 and 28,934,383, respectively, shares of common stock of Webstar Technology Group, Inc., to Webstar Networks Corporation, a corporation controlled by Mr. Owens.
●	On July 27, 2020, Mr. Owens contributed 50,000,000 shares of common stock of Webstar Technology Group, Inc. to the Frank T. Parone Revocable Trust, a trust controlled by Mr. Owens.
●	On September 10, 2020, the Frank T. Parone Revocable Trust, a trust controlled by James Owens, contributed 590,613 shares of common stock of Webstar Technology Group, Inc. to Webstar Networks Corporation.

On September 14, 2020, Webstar Networks Corporation completed the distribution of all of its shares of Webstar Technology Group, Inc.’s common stock, an aggregate of 89,524,996, to the stockholders of Webstar Networks Corporation in a liquidating distribution. This distribution increased the number of stockholders in Webstar Technology Group, Inc. to 320 stockholders. None of the additional stockholders now hold 5% or more of the Company’s common stock.

Lease Agreement

Joseph P. Stingone, Sr., the Company’s former Chief Executive Officer provided the use of its principal offices located at 4231 Walnut Bend, Jacksonville, FL 32257 free of charge, except for utilities, repairs, and maintenance. The Company signed a lease with Mr. Stingone’s company, Walnut Bend Executive Center, LLC., effective April 1, 2019. On February 21, 2020, the lease was canceled effective December 31, 2019 and all liabilities associated therewith of $61,346 were assumed by entity controlled by James Ownes (see note 5).

Service Agreement

On June 21, 2019 the Company engaged StoneBridge Securities, LLC, and entity solely owned by Michael Hendrickson, a director of the Company, to preform services relating to the future offering of the Company’s common stock. The agreement calls for commissions to StoneBridge ranging from 1% to 3% for assisting in capital raising transactions. The agreement additionally called for a signing bonus of 500,000 warrants for the purchase of the Company’s common stock. The engagement agreement and signing bonus were canceled by action of the Company’s Board of Directors on November 22, 2019, effective June 30, 2019.

NOTE 4 – NOTES PAYABLE

On March 25, 2019 the Company issued a promissory note to Leonard Weinstein, an individual, for the face amount of $45,000 with an interest rate of 25% per annum. Payment of principal and interest are due on the maturity date which is defined as the last day of the month following a funding event. The Company also agreed to pay a loan origination fee of $15,000 for this loan, which was never paid. As of December 31, 2019, the Company had borrowed $45,000 on this note payable. The obligation for the origination fee was expensed and is included in general and administrative expense in the statement of operations. Interest expense was $0 and $5,833 for the years ended December 31, 2020 and 2019, respectively. On November 25, 2019, Leonard Weinstein canceled the Company’s note payable (see Note 3) to him including any amounts owed to him for accrued interest and origination fees. James Owens, the Company’s founder and controlling stockholder, personally entered into an agreement with Mr. Weinstein to assume the liabilities of the Company’s note payable to Mr. Weinstein. The total amount due to Weinstein plus accrued interest of $65,833 was reclassed to due to stockholder as of December 31, 2019 (see Note 3).

NOTE 5 – LEASES

The Company applied the provisions of ASU 2016-02 to two leases, an office and copier, executed during the quarter ended June 30, 2019 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased assets for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2020 and 2019, the Company recorded $1,752 and $82,730, respectively, as operating lease expense which is included in general and administrative expenses on the statement of operations.

Office lease – The Company entered into an operating lease for its corporate office at 4321 Walnut Bend, Jacksonville, Florida with the lease commencement date of April 1, 2019 with the Company’s former chief executive officer. The term of the lease was 3 years with no automatic renewal provision. The lease required monthly payments of $8,000 which would be deferred until a financing event of at least $1 million, but no later than October 1, 2019. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this office lease. On February 21, 2020, this office lease was terminated by the lessor, effective December 31, 2019. An entity related through common ownership entered into a new lease with landlord and agreed to assume any remaining obligations owed to the landlord by the Company under the terminated lease. The gain on termination of the office lease of $61,346, resulting from the difference between the remaining lease liability and right-of-use asset, was recorded as additional paid-in-capital due to the related party nature of the transaction.

Copier lease – The Company entered into an operating lease for a copy machine with a commencement date of June 10, 2019. The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease. As of December 31, 2020 and 2019, the unamortized right-of-use assets resulting from the copier lease were $5,258 and $6,555, respectively, and the copier lease liabilities were $5,360 and $6,687, respectively.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the balance sheet as of December 31, 2020:

		Undiscounted
		Lease
	Year	Payments
Copier Lease	2021	$1,783
	2022	1,783
	2023	1,783
	2024	743
	Total	6,092
	Less: present value discount	(732)
	Total operating lease liabilities	$5,360

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. On April 2, 2020, the Company issued James Owens all 1,000 shares of its Series A Preferred Stock at an agreed upon price of $250 per share. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000. The total price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to the additional paid-in capital due to the related party nature of the transaction (see Note 3).

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

During the years ended December 31, 2020 and 2019, respectively, the Company recorded stock-based compensation expense of $0 and $25,000 related to shares of common stock to be issued for services.

The Company had previously granted shares of common stock to employees, officers, directors, and service providers which were never issued. On November 22, 2019 by action of the Board of Directors, effective June 30, 2019 all shares granted and not issued were cancelled which resulted in a decrease to the Company’s accrued stock compensation of $3,141,667 with an offsetting increase to additional paid-in-capital in 2019 (see Note 8).

James Owens, the Company’s founder, Chairman, and CTO, assumed the Company’s liabilities for accrued consulting fees, accrued salaries, and assumed the Company’s office lease in addition to forgiving the note payable owed to Webstar Networks. The total of these transactions with Mr. Owens resulted in an increase in additional paid-in-capital of $3,212,776 during the year ended December 31, 2019 (see Notes 3 and 4).

NOTE 7 – INCOME TAXES

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2020	12/31/2019
U.S statutory rate	21.000%	21.000%
Florida state corporate income tax rate	4.458%	4.458%
Total statutory tax rates	25.458%	25.458%
Less valuation allowance	-25.458%	-25.458%
Net	-	-

At December 31, 2020, the Company has a tax loss carryover of approximately $957,334 available to offset future income for income tax reporting purposes. Loss carryovers of $106,617 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $850,717 generated in tax years 2018 – 2020 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary against the deferred tax assets arising from the net operating losses as of December 31, 2020 and 2019 due to the uncertainty of the Company being able to generate future taxable income.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2020 and 2019, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 8 – COMMITMENTS and CONTINGENCIES

Consulting Services

On November 1, 2015, the Company signed an agreement with Blue Water Acquisitions, LLC-Series 4 for consulting services. Such agreement called for the payment of a monthly retainer fee of $1,500 starting November 1, 2015. The agreement was terminated on December 31, 2019. On February 21, 2020, James Owens, with the consent of the consultants, assumed all accrued consulting liabilities from the Company, effective December 31, 2019. Consulting services expense of $0 and $18,000, respectively, were recorded for the years ended December 31, 2020 and 2019 in the accompanying statements of operations. Accrued consulting fees were $0 at December 31, 2020 and 2019 in the accompanying balance sheets. In addition to the monthly retainer, Blue Water Acquisitions, LLC-Series 4 was to be issued 100,000 shares of the Company’s common stock for each year of service. Such shares have been recorded as stock compensation expense of $0 and $25,000 in the accompanying statement of operations for the years ended December 31, 2020 and 2019, respectively. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019. Accrued stock compensation was $0 at December 31, 2020 and 2019 on the accompanying balance sheets.

Executive Employment Agreements

Joseph P. Stingone, Sr. As of September 12, 2016, Mr. Stingone and the Company entered into an Employment Agreement to serve as its Chairman, Chief Executive Officer and President. Mr. Stingone died in early July, 2019. On February 21, 2020, with the consent of Mr. Stingone’s heirs and the Company’s Board of Directors, James Owens assumed most of the accrued salaries and related expenses of the Company, effective December 31, 2019. Mr. Stingone’s earned salary expense was $0 and $125,000 for the years ended December 31, 2020 and 2019, respectively, in the accompanying statements of operations. By action of the Company’s Board of Directors on November 22, 2019, all previous stock and option grants were canceled effective June 30, 2019 (see Note 6).

David Herzfeld. As of June 16, 2016, Mr. Herzfeld and the Company entered into an Employment Agreement to serve as its Chief Technology Officer. By action of the Company’s Board of Directors on June 7, 2019, Mr. Herzfeld’s title was changed and James Owens was named Chief Technology Officer. On February 21, 2020, with the consent of the employees and the Company’s Board of Directors, James Owens assumed most of the accrued salaries and related expenses of the Company, effective December 31, 2019 (see Note 3). Mr. Herzfeld’s earned salary expense was $0 and $150,000 for the years ended December 31, 2020 and 2019, respectively, in the accompanying statements of operations.

Eugene Fedele. On May 1, 2017, Mr. Eugene Fedele and the Company entered into an Employment Agreement and an amendment to that agreement to serve as its Chief Marketing Officer. Mr. Fedele resigned on December 31, 2019. On February 21, 2020, with the consent of the employee and the Company’s Board of Directors, James Owens assumed most of the accrued salaries and related expenses of the Company, effective December 31, 2019. Mr. Fedele’s earned salary expense was $0 and $150,000 for the years ended December 31, 2020 and 2019, respectively, in the accompanying statements of operations. The related accrued salary expense was $0 for the years ended December 31, 2020 and 2019 in the accompanying balance sheets.

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

Refer to Note 3 for amounts related to the Owens, Roberts, and Hutchins employment agreements included in the accompanying financial statements.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $47,400 subsequent to December 31, 2020 through the date of this report.

