Form 10-Q
period 2021-03-31
Webstar Technology Group Inc.
filed 2021-05-14
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 139,900,000, shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

Current assets
Cash	$875	$1,505
Accounts receivable	1,349	1,349
Prepaid expenses	-	2,037
Total current assets	2,224	4,891
Right-of-use assets	4,918	5,258
Intangible asset - net of accumulated amortization of $12,400 and $12,000 at March 31, 2021 and December 31, 2020, respectively	4,400	4,800
Total assets	$11,542	$14,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$58,806	$48,017
Accrued salaries and related expenses	1,613,862	1,345,081
Due to stockholder	538,577	511,177
Lease liability	1,457	1,430
Total current liabilities	2,212,702	1,905,705
Lease liability - net of current portion	3,556	3,930
Total liabilities	2,216,258	1,909,635

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares, 1,000 shares designated as Series A Preferred, 1,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 139,900,000 issued and outstanding as of March 31, 2021 and December 31, 2020	13,990	13,990
Additional paid-in-capital	6,664,383	6,664,383
Accumulated deficit	(8,883,089)	(8,573,059)
Total stockholders’ deficit	(2,204,716)	(1,894,686)

Total liabilities and stockholders’ deficit	$11,542	$14,949

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenue	$-	$1,698
Cost of sales	-	400
Gross profit	-	1,298
Operating expenses
Salaries and related expenses	291,581	291,581
Consulting fees	-	17,100
General and administrative	18,449	74,321
Total operating expenses	310,030	383,002

Net loss before taxes	(310,030)	(381,704)
Income tax expense	-	-
Net loss	$(310,030)	$(381,704)

Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted. (This reflects a common stock dividend issued on April 21, 2020 See Note 5).	139,900,000	139,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,573,059)	$(1,894,686)
Net loss	-	-	-	-	-	(310,030)	(310,030)
Balance at March 31, 2021	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,883,089)	$(2,204,716)

Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)
Net loss	-	-	-	-	-	(381,704)	(381,704)
Balance at March 31, 2020	-	$-	114,300,000	$11,430	$6,354,443	$(7,600,388)	$(1,234,515)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(310,030)	$(381,704)

Adjustments to reconcile net loss to cash used in operating activities
Amortization expense	400	400
Non-cash lease expense	340	315
Change in assets and liabilities
Accounts receivable	-	(2,444)
Prepaid expenses	2,037	1,125
Accounts payable	10,789	25,388
Accrued salaries and related expense	268,781	268,781
Lease liabilities	(347)	(322)
Net cash used in operating activities	(28,030)	(88,461)

Cash flows from financing activities
Advances from stockholder	27,400	60,710
Repayments of stockholder advances	-	(360)
Net cash provided by financing activities	27,400	60,350

Net decrease in cash	(630)	(28,111)
Cash at beginning of the period	1,505	36,535
Cash at end of the period	$875	$8,424

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ended December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 which was filed with the SEC on April 13, 2021.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US Generally Accepted Accounting Principles, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2021, the Company had an accumulated deficit of $8,883,089 and has incurred a net loss of $310,030 for the three months ended March 31, 2021. Additionally, the Company had negative cash flows from operations of $28,030 for the three months ended March 31, 2021 and the Company’s working capital at March 31, 2021 was a negative $2,210,478. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2021 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2020 and 2019. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At March 31, 2021 and December 31, 2020, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through March 31, 2021.

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

The Company lost its only customer in January 2021 due to circumstances at the customer level. The Company will maintain its eCampus platform for future customers and the Company’s revenue policies and procedures described above remain unchanged.

The Company billed $0 in annual fees in January 2021 and recognized no revenue from annual fees during the three months ended March 31, 2021. Annual fees paid in advance of services performed are presented as contract liabilities. The Company recognized revenue of $0 and $1,698 from student and annual fees during the three months ended March 31, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $1,349 at March 31, 2021 and December 31, 2020. No provision for doubtful accounts was deemed necessary at March 31, 2021 or December 31, 2020.

As of March 31, 2021, and for the three months then ended, the Company had no customers or revenue. Prior to January 1, 2021 the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues. The Company lost its only customer in January 2021.

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

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2021 and 2020, there are no dilutive securities and, therefore, basic and diluted loss per share is the same.

The common stock dividend issued on April 5, 2020 (see Note 5) has been retrospectively presented in the weighted-average shares outstanding-basic and diluted on the condensed statement of operations in order to compute net loss per share-basic and diluted for all periods.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company leases office equipment used to conduct our business.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the three months ended March 31, 2021, Mr. Owens loaned the Company $27,400. The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $538,577 and $511,177 at March 31, 2021 and December 31, 2020, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Series A Preferred Stock

On April 2, 2020, the Company issued James Owens 1,000 shares of its Series A Preferred Stock at the agreed upon price of $250 per share. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000 based on the estimated calculated value of the control premium using the implied value of the Company based on a recent offering of the Company’s common stock. Therefore, the total agreed upon price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to additional paid-in capital due to the related party nature of the transaction (see Note 5 below).

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

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of March 31, 2021 and December 31, 2020, the accrued salaries resulting from these employment agreements were $1,207,500 and $966,000, respectively, and the accrued auto allowances were $36,000 and $28,800, respectively, which have been included in accrued salaries and related expenses on the unaudited condensed balance sheets. As of March 31, 2021 and December 31, 2020, payroll taxes in the amount of $60,918 and $40,837, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 01, 2020. However, as of March 31, 2021 and December 31, 2020, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three months ended March 31, 2021 and 2020 were $291,581 and are included on the accompanying unaudited condensed statements of operations. During the three months ended March 31, 2020 and 2019, Mr. Hutchins was paid $21,000 of his salary and $1,800 in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 4 – LEASES

As of March 31, 2021, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2021 and 2020, the Company recorded $438 and $555, respectively, as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of March 31, 2021 and December 31, 2020, the unamortized right-of-use assets resulting from the lease was $4,918 and $5,258, respectively, and the lease liabilities were $5,012 and $5,360, respectively.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2021:

	Year	Undiscounted Lease Payments
Copier Lease	2021 (remainder of year)	$1,337
	2022	1,783
	2023	1,783
	2024	743
	Total	5,646
	Less: present value discount	(633)
	Total operating lease liabilities	$5,013

NOTE 5 – STOCKHOLDERS’ EQUITY

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

On April 21, 2020, the Company issued 25,000,000 shares of its common stock to the Company’s common stockholders of record per the common stock dividend declaration. The table below shows all the Company’s stockholders of common stock and the number of shares held by each before and after the common stock dividend:

Common Stockholders Name	12/31/19 # Shares	% Owned Pre-Div	Dividend Shares	Shares After Dividend	% Owned After Div
James Owens	97,000,000	84.86%	21,216,098	118,216,098	84.86%
Webstar Networks	17,000,000	14.87%	3,718,285	20,718,285	14.87%
Ashok Mohan	100,000	0.09%	21,873	121,873	0.09%
Michael Foster	75,000	0.07%	16,404	91,404	0.07%
Heather Anan	50,000	0.04%	10,936	60,936	0.04%
John England	75,000	0.07%	16,404	91,404	0.07%
Total	114,300,000	100.00%	25,000,000	139,300,000	100.00%

The common stock dividend has been retrospectively presented in the weighted-average shares outstanding-basic and diluted on the condensed statement of operations in order to compute net loss per share-basic and diluted for all periods.

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

NOTE 6 - COMMITMENTS

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

Refer to Note 3 for amounts related to these employment agreements accrued as of March 31, 2021 and 2020.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent Events

On May 5, 2021, Webstar Technology Group, Inc. received notification from FINRA informing the Company that the trading symbol WBSR has been assigned to the Company’s Common Stock by FINRA’s Department of Operations. Thus, as of May 4, 2021 the Company’s Common Stock may be quoted and traded in the market for unlisted securities (i.e., the “over-the-counter market”).

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling shareholder of the Company, loaned the Company $14,890 subsequent to March 31, 2021 through the date of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

COVID-19

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

Recent Developments

On May 5, 2021, Webstar Technology Group, Inc. received notification from FINRA informing the Company that the trading symbol WBSR has been assigned to the Company’s Common Stock by FINRA’s Department of Operations. Thus, as of May 4, 2021 the Company’s Common Stock may be quoted and traded in the market for unlisted securities (i.e., the “over-the-counter market”).

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

Webstar eCampus

Webstar eCampus is an affordable, virtual online education and e-learning technology that allows the possibility of almost any organization to offer educational services online. Following completion of the license of the Gigabyte Slayer software, we plan to enhance the Webstar eCampus virtual classroom access platform by incorporating the Gigabyte Slayer data technology which is designed to securely deliver all content at greater efficiency and significantly increase storage capabilities. This enhancement is expected to enable universities and other educational institutions to increase student participation and convenience with an enhanced experience for the students. Students will no longer experience delays in data transmission or “buffering” that is experienced by other online e-learning solutions. Webstar eCampus makes it possible for educators to offer their students visual online access to classroom activities from anywhere in the world. Remote students who use the service will be able to virtually access their classroom via the internet using their web enabled Smartphone, device or computer. The Webstar eCampus software was used in 2020 by California College of Early Childhood Development (the “California College”) pursuant to an oral agreement. Under the terms of the oral agreement, the California College paid us an annual non-refundable license fee of $995 plus $195 per classroom, and $49.95 per student per class. Either party could terminate this use right at any time during its month-to-month term. California College, our only customer, terminated our agreement in January 2021.

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

Results of Operations for the three months ended March 31, 2021 and 2020

Revenue

Revenue was $0 and $1,698 for the three months ended March 31, 2021 and 2020, respectively. In January 2021, the Company lost its only customer for the eCampus software thereby causing the drop in revenue. In the immediate future, the Company is focusing its efforts on sub-licensing the Gigabyte Slayer and WARP-G software to generate revenue. Cost of sales was $0 and $400 for the three months ended March 31, 2021 and 2020, respectively. The cost of sales for the three months ended March 31, 2020 was the scheduled amortization expense of the eCampus software. The amortization expense of the software for the three months ended March 31, 2021, was included in general and administrative expenses due to the lack of revenue resulting from the loss of the eCampus customer. Gross profit was $0 and $1,298 for the three months ended March 31, 2021 and 2020. The gross profit decline was also due to the loss of the eCampus customer.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, consulting fees and general and administrative expenses were $310,030 and $383,002 for the three months ended March 31, 2021 and 2020, respectively. The decreases are primarily attributable to the decreases in professional services, consulting fees, maintenance, and telephone expenses resulting from the Company’s discontinuance of the use of consultants and partially offset by increases in transfer agent fees due to the Company’s stock issuances and transfers.

Net Loss

The net loss was $310,030 and $381,704 for the three months ended March 31, 2021 and 2020, respectively. The decrease in loss is primarily a result of the decreases in professional services, consulting fees, rent, maintenance, and telephone expenses discussed above offset by an increase in transfer agent fees.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2021, our working capital deficit amounted to $2,210,478 an increase of $309,664 as compared to working capital deficit of $1,900,814 as of December 31, 2020. This increase in working capital deficit is primarily a result of decreases in cash and prepaid expenses and increases in accounts payable, accrued salaries and related expenses, and borrowings from our majority stockholder.

Net cash used in operating activities was $28,030 during the three months ended March 31, 2021 compared to $88,461 for the three months ended March 31, 2020. The change in cash from operating activities was primarily attributable to a decrease in the net loss from less operating expenses.

Net cash provided by financing activities was $27,400 during the three months ended March 31, 2021 compared to $60,350 in the three months ended March 31, 2020. The decrease in cash from financing activities was the result of the decrease in cash advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the three month period ended March 31, 2021 of $310,030 and an accumulated deficit as of March 31, 2021 of $8,883,089. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the three month period ended March 31, 2021 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2020 and 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $0 in annual fees in January 2021 and recognized no revenue in annual fees during the three months ended March 31, 2021. Annual fees paid in advance of services performed are presented as contract liabilities. The Company recognized revenue of $0 and $1,698 from student and annual fees during the three months ended March 31, 2021 and 2020, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company leases office equipment used to conduct our business.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three months ended March 31, 2021 and 2020, the Company recorded $438 and $555, respectively, as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of March 31, 2021 and December 31, 2020, the unamortized right-of-use assets resulting from the lease was $4,918 and $5,258, respectively, and the lease liabilities were $5,013 and 5,360, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on April 13, 2021.

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

Webstar Technology Group, Inc.

Dated: May 14, 2021	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: May 14, 2021	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

