Form 10-Q
period 2021-06-30
Webstar Technology Group Inc.
filed 2021-08-12
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

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

(833) 393-1313 (Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 10, 2021, there were 139,900,000, shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred stock, $0.0001 par value per share of the registrant outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, competition from larger, more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 13, 2021.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

Current assets
Cash	$254	$1,505
Accounts receivable	-	1,349
Prepaid expenses	1,665	2,037
Total current assets	1,919	4,891
Right- of -use assets	4,571	5,258
Intangible asset - net of accumulated amortization of $12,800 and $12,000 at June 30, 2021 and December 31, 2020, respectively	4,000	4,800
Total assets	$10,490	$14,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$50,517	$48,017
Accrued salaries and related expenses	1,896,455	1,345,081
Due to stockholder	579,819	511,177
Lease liability – current portion	1,484	1,430
Total current liabilities	2,528,275	1,905,705
Lease liability – net of current portion	3,174	3,930
Total liabilities	2,531,449	1,909,635

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares, 139,900,000 issued and outstanding as of June 30, 2021 and December 31, 2020	13,990	13,990
Additional paid-in-capital	6,664,383	6,664,383
Accumulated deficit	(9,199,332)	(8,573,059)
Total stockholders’ deficit	(2,520,959)	(1,894,686)

Total liabilities and stockholders’ deficit	$10,490	$14,949

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$-	$898	$-	$2,596
Cost of sales	-	400	-	800
Gross profit	-	498	-	1,796
Operating expenses
Salaries and related expense	285,592	284,643	577,173	576,224
Consulting fees	-	-	-	17,100
General and administrative	30,651	27,402	49,100	101,723
Total operating expenses	316,243	312,045	626,273	695,047

Net loss before taxes	(316,243)	(311,547)	(626,273)	(693,251)
Income tax expense	-	-	-	-
Net loss	$(316,243)	$(311,547)	$(626,273)	$(693,251)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted. (This reflects a common stock dividend issued on April 21, 2020 See Note 5).	139,600,000	139,300,000	139,600,000	139,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,573,059)	$(1,894,686)
Net loss	-	-	-	-	-	(310,030)	(310,030)
Balance at March 31, 2021	-	-	139,900,000	13,990	6,664,383	(8,883,089)	(2,204,716)
Net loss	-	-	-	-	-	(316,243)	(316,243)
Balance at June 30, 2021	1,000	$-	139,900,000	$13,990	$6,664,383	$(9,199,332)	$(2,520,959)

Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)
Net loss	-	-	-	-	-	(381,704)	(381,704)
Balance at March 31, 2020	-	-	114,300,000	11,430	6,354,443	(7,600,388)	(1,234,515)
Net loss	-	-	-	-	-	(311,547)	(311,547)
Common stock dividend	-	-	25,000,000	2,500	-	(2,500)	-
Preferred stock issued for repayment of amounts due to stockholder	1,000	-	-	-	250,000	-	250,000
Balance at June 30, 2020	1,000	$-	139,300,000	$13,930	$6,604,443	$(7,914,435)	$(1,296,062)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(626,273)	$(693,251)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization expense	1,487	1,437
Change in assets and liabilities
Accounts receivable	1,349	1,398
Prepaid expenses	372	1,125
Accounts payable	2,500	10,229
Accrued salaries and related expenses	551,373	530,625
Lease liability	(701)	(768)
Net cash used in operating activities	(69,893)	(149,205)

Cash flows from financing activities
Advance from stockholder	69,242	114,099
Repayment of stockholder advance	(600)	(360)
Net cash provided by financing activities	68,642	113,739

Net decrease in cash	(1,251)	(35,466)
Cash at the beginning of the period	1,505	36,535
Cash at the end of the period	$254	$1,069

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash investing and financing activities
Common stock dividend charged against retained earnings	$-	$2,500
Repayment on due to stockholder with preferred stock issuance	$-	$250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. Further, in June, 2017, the Company purchased the intellectual property rights for the Webstar eCampus virtual classroom access platform from a related party. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now developing the marketing plan to sub-license the software.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2021. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2020 which was filed with the SEC on April 13, 2021.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2021, the Company had an accumulated deficit of $9,199,332 and has incurred a net loss of $626,273 for the six months ended June 30, 2021. Additionally, the Company had negative cash flows from operations of $69,893 for the six months ended June 30, 2021 and the Company’s working capital at June 30, 2021 was a negative $2,526,356. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2021 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and fair value of preferred stock.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at June 30, 2021 and December 31, 2020. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At June 30, 2021 and December 31, 2020, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through June 30, 2021.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For student fees, the Company generates student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year.

The Company lost its only customer in January 2021 due to circumstances at the customer level. The Company will maintain its eCampus platform for future customers and the Company’s revenue policies and procedures described above remain unchanged.

The Company billed $0 in annual fees in January 2021 and recognized no revenue from annual fees during the three and six months ended June 30, 2021. Annual fees paid in advance of services performed would be presented as contract liabilities. The Company recognized revenue of $0 from student and annual fees during the three and six months ended June 30, 2021 and $898 and $2,596 for the three and six months ended June 30, 2020, respectively.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 and $1,349 at June 30, 2021 and December 31, 2020, respectively. No provision for doubtful accounts was deemed necessary at June 30, 2021 or December 31, 2020.

As of June 30, 2021, and for the six months then ended, the Company had no customers or revenue. Prior to January 1, 2021 the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues. The Company lost its only customer in January 2021.

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

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2021 and 2020, there are no dilutive securities and, therefore, basic and diluted loss per share is the same.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the six months ended June 30, 2021, Mr. Owens loaned the Company $69,242 and the Company repaid $600. The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $579,819 and $511,177 at June 30, 2021 and December 31, 2020, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Series A Preferred Stock

On April 2, 2020, the Company issued James Owens 1,000 shares of its Series A Preferred Stock at the agreed upon price of $250 per share. The estimated fair value of the Series A Preferred Stock was determined to be less than the $250,000 based on the estimated calculated value of the control premium using the implied value of the Company based on a recent offering of the Company’s common stock. Therefore, the total agreed upon price of $250,000 was recorded as a reduction to the due to stockholder account and an increase to additional paid-in capital due to the related party nature of the transaction (see Note 5 ).

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

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of June 30, 2021 and December 31, 2020, the accrued salaries resulting from these employment agreements were $1,467,000 and $966,000, respectively, and the accrued auto allowances were $45,000 and $28,800, respectively, which have been included in accrued salaries and related expenses on the unaudited condensed balance sheets. As of June 30, 2021 and December 31, 2020, payroll taxes in the amount of $75,010 and $40,837, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of June 30, 2021 and December 31, 2020, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and six months ended June 30, 2021 were $285,592 and $577,173, respectively, and $284,643 and $576,224, respectively, for the three and six months ended June 30, 2020 and are included on the accompanying unaudited condensed statements of operations. During the three and six months ended June 30, 2021, Mr. Hutchins was paid $3,000 and $24,000, respectively, of his salary and $0 and $1,800, respectively, in auto allowances. During three and six months ended June 30, 2020, Mr. Hutchins was paid $21,000 and $42,000, respectively, of his salary and $1,800 and $3,600, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 4 – LEASES

As of June 30, 2021, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2021, the Company recorded $438 and $877, respectively, and $438 and $877, respectively, for the three and six months ended June 30, 2020 as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of June 30, 2021 and December 31, 2020, the unamortized right-of-use assets resulting from the lease was $4,571 and $5,258, respectively, and the lease liabilities were $4,658 and $5,360, respectively.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheet as of June 30, 2021:

	Year	Undiscounted Lease Payments
Copier Lease	2021 (remainder of year)	$891
	2022	1,783
	2023	1,783
	2024	743
	Total	5,200
	Less: present value discount	(542)
	Total operating lease liabilities	$4,658

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

On April 21, 2020, the Company issued 25,000,000 shares of its common stock to the Company’s common stockholders of record per the common stock dividend declaration. The table below shows all the Company’s stockholders of common stock and the number of shares held by each before and after the common stock dividend:

Common Stockholders Name	12/31/19 Shares	% Owned Pre-Div	Dividend Shares	Shares After Dividend	% Owned After Div
James Owens	97,000,000	84.86%	21,216,098	118,216,098	84.86%
Webstar Networks	17,000,000	14.87%	3,718,285	20,718,285	14.87%
Ashok Mohan	100,000	0.09%	21,873	121,873	0.09%
Michael Foster	75,000	0.07%	16,404	91,404	0.07%
Heather Anan	50,000	0.04%	10,936	60,936	0.04%
John England	75,000	0.07%	16,404	91,404	0.07%
Total	114,300,000	100.00%	25,000,000	139,300,000	100.00%

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

Refer to Note 3 for amounts related to these employment agreements accrued as of June 30, 2021 and 2020.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $25,359 subsequent to June 30, 2021 through the date of this report.

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

Results of Operations for the three and six months ended June 30, 2021 and 2020

Revenue

Revenue was $0 and $898 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $2,596 for the six months ended June 30, 2021 and 2020, respectively. In January 2021, the Company lost its only customer for the eCampus software thereby causing the drop in revenue. In the immediate future, the Company is focusing its efforts on sub-licensing the Gigabyte Slayer and WARP-G software to generate revenue. Cost of sales was $0 and $400 for the three months ended June 30, 2021 and 2020, respectively and $0 and $800 for the six months ended June 30, 2021 and 2020, respectively. The cost of sales for the three and six months ended June 30, 2020 was the scheduled amortization expense of the eCampus software. The amortization expense of the software for the three and six months ended June 30, 2021, was included in general and administrative expenses due to the lack of revenue resulting from the loss of the eCampus customer. Gross profit was $0 and $498 for the three months ended June 30, 2021 and 2020, respectively, and $0 and $1,796 for the six months ended June 30, 2021 and 2020, respectively. The gross profit decline was also due to the loss of the eCampus customer.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, consulting fees and general and administrative expenses were $316,243 and $312,045 for the three months ended June 30, 2021 and 2020, respectively, and $626,273 and $695,047 for the six months ended June 30, 2021 and 2020, respectively. The decreases are primarily attributable to the decreases in professional services, consulting fees, maintenance, and telephone expenses resulting from the Company’s discontinuance of the use of legal services and consultants in an effort to reduce expenses and partially offset by increases in transfer agent fees due to the Company’s stock issuances and transfers.

Net Loss

The net loss was $316,243 and $311,547 for the three months ended June 30, 2021 and 2020, respectively, and $626,273 and $693,251 for the six months ended June 30, 2021 and 2020, respectively. The decrease in loss is primarily a result of the decreases in professional services, consulting fees, maintenance, and telephone expenses discussed above offset by an increase in transfer agent fees.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2021, our working capital deficit amounted to $2,526,356 an increase of $625,542 as compared to working capital deficit of $1,900,814 as of December 31, 2020. This increase in working capital deficit is primarily a result of decreases in cash, accounts receivable, and prepaid expenses and increases in accounts payable, accrued salaries and related expenses, and borrowings from our majority stockholder.

Net cash used in operating activities was $69,893 during the six months ended June 30, 2021 compared to $149,205 for the six months ended June 30, 2020. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss from less operating expenses partially offset by increases in accounts payable and accrued salaries and related expenses.

Net cash provided by financing activities was $68,642 during the six months ended June 30, 2021 compared to $113,739 in the six months ended June 30, 2020. The decrease in cash from financing activities was the result of a decrease in cash advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the six month period ended June 30, 2021 of $626,273 and an accumulated deficit as of June 30, 2021 of $9,199,332. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the six month period ended June 30, 2021 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2020 and 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and fair value of preferred stock.

Revenue Recognition

The Company recognizes revenue when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. For student fees, we generate student fee revenue by registering each student that participates in an on-line classroom utilizing our eCampus platform. This revenue is earned at the time the on-line class takes place and is accrued during the period whether or not actually billed. The student fees are billed to the college conducting the classes during the period the classes are conducted. There are no prepayments for student fees so there is no deferred revenue related to student fees. The annual fee charged to the college is billed in the first quarter of the year and the income is recognized over the entire year. The Company billed $0 in annual fees in January 2021 and recognized no revenue in annual fees during the six months ended June 30, 2021. Annual fees paid in advance of services performed would be presented as contract liabilities. The Company recognized revenue of $0 and $898 from student and annual fees during the three months ended June 30, 2021 and 2020, respectively, and $0 and $2,596 during the six months ended June 30, 2021 and 2020, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company leases office equipment used to conduct our business.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three and six months ended June 30, 2021, the Company recorded $438 and $877, respectively, and $438 and $877, respectively, for the three and six months ended June 30, 2020 as operating lease expense which is included in general and administrative expenses on the condensed statements of operations. As of June 30, 2021 and December 31, 2020, the unamortized right-of-use assets resulting from the lease was $4,571 and $5,258, respectively, and the lease liabilities were $4,658 and $5,360, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: August 12, 2021	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: August 12, 2021	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

