Form 10-K
period 2021-12-31
Webstar Technology Group Inc.
filed 2022-03-29
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of March 28, 2022, there were 139,900,000, shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

The Company

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020. In 2022, the Company is taking a three-pronged approach to commercialize its business: 1) sub-license the Gigabyte Slayer and WARP-G software; 2) acquire rights to additional technology; 3) sell the right to sublicense the software.

Our principal office is located at 4231 Walnut Bend, Jacksonville, Florida 32257 and our telephone number is (888) 405-7860. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Recent Developments

Common Stock Option Grant

On December 9, 2021, the Company issued 2,500,000 non-qualified options to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. The Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock on the grant date and was based on the Black-Scholes method of valuation. The total value of the grant was determined to be $1,406,250. Stock compensation expense was $1,406,250 and $0 for the years ended December 31, 2021 and 2020, respectively.

Our Products, Services and Plan of Operation

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

Plan of Operation

Management has decided that the fastest way to get the Company’s technologies to market is to not bear the burden ourselves. Numerous third parties already have the requisite infrastructure in place and there is no need for the Company to re-build those elements. Additionally, the third parties we seek to align ourselves with, are better positioned to handle the retail, business and governmental marketing sectors worldwide. They will be experienced, globally well-known entities with everything already in place for a quick launch/utilization of the Company’s technology.

There are three main paths that the Company is pursuing: 1) Licensing the technology to third parties; 2) Selling the technology via Permanent License to a third-party; 3) Acquisition of the Company by a third party via a change of control of the Company; all of which would generate up-front and residual revenues for the Company.

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

a)	Data Compression Software. Based on our continuing work with multiple large cellular companies, we are not aware of any data compression products or services that can increase data throughput at rates on mobile devices similar to the rates achievable with the proprietary Gigabyte Slayer software.
b)	Data Efficiency and Faster Transmission Enterprise Software. Based on our current experience with large cellular companies, we are not aware of any product or services that can allow data to be transmitted, uploaded and downloaded, at speeds similar to the rates achievable with the proprietary WARP-G software.

c)	Pioneer of Data Delivery Innovation. Given the substantial expansion of the mobile device market and the increasing global demand for data access on the cable and telecommunications companies, we believe the licensed Gigabyte Slayer and WARP-G software solutions will become disruptive technologies capable of reducing the constraints of data delivery and data commerce facing the public, these companies and the industry as a whole.
d)	Game-Changing Apps. Mobile device and smart device users’ demand for more data and a continually expanding user base will continue to pressure data network providers. The Gigabyte Slayer software is expected to not only meet ever-increasing consumer and corporate demand for more data access with less buffering, it is expected to reduce pressure on overburdened provider networks. In addition, the Gigabyte Slayer software will function on mobile devices independent from support of mobile device manufacturers.
e)	Effective Go-To-Market Strategies. We plan to implement go-to-market strategies, led by our experienced executive team, utilizing corporate strategies and best-practices to produce expected profitable revenue channels in the retail B2C markets through e-commerce solutions, as well as B2B and B2ED revenue channels via global strategic partnerships and licensing agreements we plan to pursue.
f)	Global marketplace issues to be addressed by our Software solutions: (1) Cyber-security - Protecting information, identity and data for both individuals as well as businesses is a huge global issue, (2) Lost connections, buffering delays, bandwidth limitations. Slow downloads/uploads costs time, money, and builds frustration with digital and mobile users, (3) Rising costs of data dig deep into corporate margins, (4) Data plan limitations in storage and speed limit individuals’ mobile usage capabilities, (5) Rising costs of personal and family data plans, (6) Impending “Utilization” of data by cable companies will significantly increase costs.

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

We believe the software applications we have licensed will be viewed as revolutionary technologies, which will embrace disruptive paradigm shifts in the cable and data delivery business markets, and will fulfill significant worldwide demand. We expect both retail and commercial demand for our products and services will be high due to the significant growth of and demand for mobile devices, smart devices (such as smart TVs), and other data delivery devices as an integral part of business operations and infrastructure as well as a vital, growing part of everyday life. The software we have licensed and acquired and the services we currently offer and plan to offer have been developed with this in mind and will position us to provide key solutions to increase data access and reduce costs for data network providers as well as their customers. We believe that our plan to be first-to-market and by establishing disruptive best-in-class products and services will lead to high-market demand— enabling us to become, and remain, a leader in the industry.

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

Global Paradigm Shift: The “Utilization” of Data – We believe that Webstar is uniquely positioned to pioneer innovative and effective data delivery software solutions to the cable industry as it encounters a significant paradigm shift towards the “utilization” of data. As cable companies continue to lose market share of their cable TV business to direct TV services and streaming video companies, the core of their business will increasingly focus on charging customers for usage of the data running through the pipelines they control, similar to how electric and water companies meter and charge customers for monthly usage. We believe that it is inevitable that cable companies may charge customers for data usage as a monthly utility charge as the cost of data transmission increases.

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

Research and Development

We plan to rely on our related-party relationship with Soft Tech for product development and software engineering and consulting services for the maintenance, development and support of the Gigabyte Slayer and WARP-G software solutions. Based on the availability of our working capital, we intend to commit significant resources to product research and development to ensure that we can offer a viable and marketable virtual classroom access platform, data compression software application as well as other software applications expected to be released. To date the Company has not incurred research and development expenses.

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

Since our inception on March 10, 2015 through December 31, 2021 we have generated minimal revenues and incurred cumulative losses of $11,202,076. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Furthermore, with any business, there is a substantial risk that the business will fail. The majority of new businesses fail due to many factors, including, but not limited to, lack of capital, failure to successfully integrate a new management team, unexpected delays, more intense competition, and many of the other risk factors discussed below. Investors in our company should only invest if they are able to bear the loss of their entire investment.

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

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $500,000 annually. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition. If we fail to meet these requirements, we may lose our qualification to trade on the OTCQB market and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

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

Our future business and results of operations depend in significant part upon the continued contributions of our President and Chief Executive Officer, Don D. Roberts. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the planned product acquisitions, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

The performance and reliability of computer networks and system applications will be critical to our reputation and ability to attract and retain clients. System errors and/or failures could adversely impact our delivery of content to our clients. There is no assurance that we would be able to enhance/expand our computer networks and system applications to meet increased demand and future information requirements.

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

There has been a limited public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the purchase price or at the time that they would like to sell or at all. Our stock is currently trading on the OTCQB tier of the OTC Markets Group, Inc. We do not know the extent to which investor interest will lead to the development and maintenance of an active trading market for our common stock. A limited trading volumn will adversely impact your ability to sell our shares.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 139,900,000 shares of our common stock outstanding as of the date of this report. 40,625,302 of these shares are tradable without restriction. Given the lack of a trading history of our Common Stock, resale of even a small number of shares of our Common Stock may adversely affect the market price of our Common Stock.

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

James Owens has voting control over 42,909,387 common shares held by the Frank T. Perone Revocable Trust. When added to the voting power of his Series A Preferred Stock, James Owens has 82.67% of the voting rights of the Company. Because Mr. Owens has 82.67% of the voting rights of our stockholders, he will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. If Mr. Owens votes in favor of the foregoing actions, he will have sufficient voting power to approve such actions and no other stockholder approvals will be required.

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

Our amended and restated articles of incorporation as amended authorize the issuance of 300,000,000 shares of common stock. As of the date of this report, we had 139,900,000 shares of common stock outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Currently, our stock is trading on the OTCQB Marketplace of the OTC Markets. There has been limited trading in our stock and there can be no assurance that a significant trading market will develop, or, if developed, that it will be sustained.

Holders of Common Stock

As of March 28, 2022, there were three hundred sixteen stockholders of record of our common stock.

Securities authorized for issuance under equity compensation plans

A stock option grant was issued to our Chief Financial Officer on December 9, 2021, for the right to purchase 2,500,000 shares of our common stock at $0.0001 per share. There are no other securities authorized for issuance under equity compensation plans at this time.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At March 28, 2022, we had 139,900,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

The Certificate of Designations for the Series A Preferred Stock cannot be amended without the prior written consent of the holders of the Series A Preferred Stock. The Series A Preferred Stock are restricted shares and will bear the appropriate restrictive legend.

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2021 and 2020.

Options

A stock option grant was issued to our Chief Financial Officer on December 9, 2021, for the right to purchase 2,500,000 shares of our common stock at $0.0001 per share. There were no other options to purchase shares of our common stock issued and outstanding as of December 31, 2021.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2021 and 2020.

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

Overview

Since inception, the Company acquired the Webstar eCampus assets from Webstar Networks, a related party that is controlled by our controlling stockholder, on May 12, 2018 in exchange for issuance of 17,000,000 shares of our common stock. In addition, we signed two letters of intent to license proprietary software from Soft Tech, a related party that is wholly owned by our founder and controlling stockholder James Owens; i.e., Gigabyte Slayer and WARP-G. The Company began to operate and market the Webstar eCampus website on May 12, 2018 when it acquired those assets from Webstar Networks. Previously, we had been focused in large part on organizational activities and the development of our business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software application that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. On April 21, 2020, we entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. See “Item 1 Business”. As of December 31, 2021, we have generated an accumulated deficit of $11,202,076.

Recent Developments

Common Stock Option Grant

On December 9, 2021, the Company issued 2,500,000 non-qualified options to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. The Company valued the option grant at $0.56 per option, which was the market price of the underlying stock on the grant date and was based on the Black-Scholes method of valuation. The total value of the grant was determined to be $1,406,250. Stock compensation expense was $1,406,250 and $0 for the years ended December 31, 2021 and 2020, respectively.

Plan of Operations

Management has decided that the fastest way to get the Company’s technologies to market is to not bear the burden ourselves. Numerous third-parties already have the requisite infrastructure in place and there is no need for the Company to re-build those elements.

Additionally, the third-parties we seek to align ourselves with, are better positioned to handle the retail, business and governmental marketing sectors worldwide. They will be experienced, globally well-known entities with everything already in place for a quick launch/utilization of the Company’s technology.

There are three main paths that the Company will pursue: 1) Licensing the technology to third-parties; 2) Selling the technology via Permanent License to a third-party; 3) Acquisition of the Company by a third party via a change of control of the Company; all of which would generate up-front and residual revenues for the Company.

Our primary focus for this three-pronged approach will be on the following products:

Gigabyte Slayer. Gigabyte Slayer is a retail-oriented software application that will be sub-licensed to targeted companies who provide data streaming services.

WARP-G. WARP-G is a business-to-business software solution that companies can use on an enterprise-wide basis to transmit more data over existing data streams to optimize their data usage. We plan to engage in sales through licensing transactions with data delivery companies such as Verizon, AT&T, T-Mobile, Amazon, Google, cable operators, Netflix, Electronic Arts and other gaming companies.

Webstar eCampus. In 2022, our marketing plan for the eCampus software will be suspended and we will focus on the development and marketing of our other products.

Results of Operations for the years ended December 31, 2021 and 2020

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2021 and 2020.

Subsequent to the purchase of the Webstar eCampus assets, we have had minimal revenues and have funded our operating expenses through loans from our controlling stockholder and accrual of various costs and expenses. Revenue earned from the eCampus Software totaled $0 and $6,739 for the years ended December 31, 2021 and 2020, respectively. The decrease is due to the loss of our sole customer in January 2021. Total operating expenses which are comprised of salaries and related expenses, consulting fees, and general and administrative expenses were $2,629,017, which includes $1,406,250 of stock based compensation, and $1,357,014 for the years ended December 31, 2021 and 2020, respectively. The increase is primarily attributable to an increase in stock compensation expense arising from the stock option grant in December 2021 to our Chief Financial Officer, the loss of revenue due to the loss of our only customer, and partially offset by a decrease in consulting fees and a material decrease in general and administrative expenses primarily due to decreases in legal and accounting fees, transfer agent fees, rent, and internet cable fees partially offset by an increase in EDGAR and OTC Market listing fees.

The net loss was $2,629,017 and $1,351,875 for the years ended, 2021 and 2020, respectively. This increase is primarily a result of the increase in stock compensation expense and partially offset by the decreases in total operating expenses discussed above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2021, our working capital deficit amounted to $3,122,121 an increase of $1,221,307 as compared to our working capital deficit of $1,900,814 as of December 31, 2020. This increase is primarily a result of increases in accrued salaries and related expenses and the amount due to shareholder, partially offset by a decrease in the accounts payable.

Net cash used in operating activities was $168,435 during the year ended December 31, 2021 compared to $273,123 for the year ended December 31, 2020. The change in cash from operating activities is primarily attributable to decreases in consulting fees, general and administrative expenses, and accounts payable partially offset by a decrease in accounts receivable and an increase in accrued salaries and related expenses.

Net cash provided by financing activities was $167,369 during the year ended December 31, 2021 compared to $238,093 in the year ended December 31, 2020. The change in cash from financing activities was the result of decreases in cash received from a related party and cash received from the sale of common stock in 2020.

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

Off-Balance Sheet Arrangements

As of December 31 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by D. Brooks and Associates, CPAs, P.A., an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; and (ii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2021.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position/Title
James Owens	60	Chairman of the Board of Directors and Chief Technology Officer
Don D. Roberts	72	Chief Executive Officer
Harold E. Hutchins	67	Chief Financial Officer
Sanford Simon	68	Director
Ron Landmann, MD	45	Director
Michael Hendrickson	75	Director, Chairman of Compensation Committee, Member of Audit Committee
John England, Ph.D.	76	Director, Chairman of Audit Committee, Member of Compensation Committee
Kevin Harrington	63	Director

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

Corporate Governance

Our board of directors is comprised of one (1) non-independent director and five (5) independent directors. The Board has established an audit committee and a compensation committee, each comprised of two independent directors. While these committees have been formed, they are not yet functioning effectively and meeting on a regular basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2021 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Owens(1)	12/31/2021	350,000	-	-	-	12,000	362,000
	12/31/2020	350,000	-	-	-	12,000	362,000

Don D. Roberts(2)	12/31/2021	350,000	-	-	-	12,000	362,000
	12/31/2020	350,000	-	-	-	12,000	362,000

Harold E. Hutchins(3)	12/31/2021	350,000	-	-	1,406,250	12,000	1,768,250
	12/31/2020	350,000	-	-	-	12,000	362,000

(1)	Chief Technology Officer - All amounts accrued, not paid.
(2)	Chief Executive Officer – All amounts accrued, not paid.
(3)	Chief Financial Officer – In 2021 and 2020, $71,400 and $91,200, respectively, was paid, and the remaining amounts not paid were accrued.

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

Compensation Committee

The Company’s Board of Directors has a compensation committee comprised of two independent board members (Michael Hendrickson, as Chairman of the Compensation Committee and Dr. John England). The compensation committee determines executive compensation.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

There were no outstanding stock, option, and incentive plan awards at December 31, 2021.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Harold E. Hutchins	2,500,000	-	-	0.0001	12/9/2031	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At March 28, 2022, we had 139,900,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022 for:

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

	Shares Beneficially Owned		Percentage of Shares(1)
Name of Beneficial Owner
Directors and Named Officers
James Owens	42,909,387	(2)	30.7%
John England, Ph.D.	397,366	(3)	*
Harold E. Hutchins	250,000	(4)	*
Sanford Simon	1,007,808	(4)	*
Ron Landmann, MD	200,000	(4)	*
Michael Hendrickson	5,500,000	(4)	3.9%
Kevin Harrington	1,500,000	(4)	1.1%
Don D. Roberts	5,400,000	(4)	3.9%
All named executive officers and directors as a group (eight persons)	57,164,561		40.9%

(1)	Based on 139,900,000 shares outstanding as of the date of this filing.

(2)	Shares include 97,000,000 shares purchased under the terms of a Subscription Agreement dated March 10, 2015 as founder shares and 21,216,098 shares received in the Company’s common stock dividend on April 21, 2020. Out of these shares, Mr. Owens contributed 68,216,098 shares to Webstar Networks and 49,409,387 to a revocable trust he controls. Webstar Networks distributed all 89,524,996 shares it held in the Company to its shareholders, which did not include Mr. Owens, in a liquidating distribution. Based on his ownership and voting rights of his Series A Preferred Stock in the Company along with the common shares beneficially owned in the trust, Mr. Owens controls 82.67% of the voting rights in the Company.

(3)	Includes 75,000 shares purchased under a Subscription Agreement dated March 10, 2015 as founder shares, 16,404 shares received in the common stock dividend, and 305,962 shares received in the Webstar Networks liquidating distribution.

(4)	Shares received in liquidating distribution of Webstar Networks Corporation

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2021.

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

James Owens, the controlling stockholder of the Company, loaned the Company a net total of $678,546 for the period from March 10, 2015 (Inception) to December 31, 2021. These funds have been used for organization and working capital to date. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens. Mr. Owens has orally agreed not to demand repayment of his loans until such time as we have sufficient capital resources to repay such loans.

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

On December 9, 2021, the Company’s CFO was granted non-qualified options to purchase 2,500,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share. The options are fully vested and have an expiration date of December 9, 2031.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed through our fiscal year ends to the Company by its independent registered public accounting firms, D. Brooks and Associates CPAs, PA, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2021	2020

Audit fees	$42,968	$55,200
Tax fees	-	-
Total	$42,968	$55,200

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by D. Brooks and Associates CPAs, was compatible with the maintenance of the firm’s independence in the conduct of the audits.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

The following are filed as part of this report:

Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8	Amended and Restated Consulting Agreement between Webstar Technology Group, Inc. and James Owens dated August 16, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.11	Promissory Note issued by Webstar Technology Group, Inc. in favor of Webstar Networks Corporation dated May 12, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.12 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated September 12, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13 +	Executive Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated June 16, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.14 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 1, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.15 +	Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated November 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.16	Amendment to Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated April 3, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.17 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated May 15, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.18 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated May 15, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.19 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 15, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.20	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.21	Amended and Restated Promissory Note issued by Webstar Technology Group, Inc. to Webstar Networks Corporation on May 12, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.22	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.23	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.24	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.25	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.26	Office Lease dated April 1, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.27	Operating lease dated June 10, 2019. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.28	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.29†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.30†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.31†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.32	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.33	Consents to Transfer of Employment Agreements. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.34	Consents to Transfer of Consulting Agreements. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.35	Cancellation of Amended and Restated Promissory Note Agreement between the registrant and Webstar Networks Corporation dated February 21, 2020. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.36	Lease Termination and Back Rent Repayment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.37	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.38	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.39	Agreement between the registrant and StoneBridge Securities, LLC dated June 21, 2019. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC March 23, 2020).

10.40	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.41+*	Non-qualified Stock Option Agreement granted by the registrant to Harold E. Hutchins dated December 9, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: March 28, 2022	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer (principal executive officer)

Dated: March 28, 2022	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ James Owens	Director Dated: March 28, 2022
James Owens

/s/ Michael Hendrickson	Director Dated: March 28, 2022
Michael Hendrickson

/s/ John England, M.D.	Director Dated: March 28, 2022
John England, M.D.

/s/ Sanford Simon	Director Dated: March 28, 2022
Sanford Simon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Webstar Technology Group, Inc. (the Company) as of December, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

March 28, 2022

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$439	$1,505
Accounts receivable	-	1,349
Prepaid expenses	2,163	2,037
Total current assets	2,602	4,891
Right-of-use assets	3,858	5,258
Intangible asset - net of accumulated amortization of $13,600 and $12,000 at December 31, 2021 and 2020, respectively	3,200	4,800
Total assets	$9,660	$14,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$43,169	$48,017
Accrued salaries and related expenses	2,401,467	1,345,081
Due to stockholder	678,546	511,177
Lease liability	1,541	1,430
Total current liabilities	3,124,723	1,905,705
Lease liability - net of current portion	2,390	3,930
Total liabilities	3,127,113	1,909,635

Commitments and contingences (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 139,900,000 issued and outstanding as of December 31, 2021 and 2020	13,990	13,990
Additional paid-in-capital	8,070,633	6,664,383
Accumulated deficit	(11,202,076)	(8,573,059)
Total stockholders’ deficit	(3,117,453)	(1,894,686)

Total liabilities and stockholders’ deficit	$9,660	$14,949

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2021	2020

Revenue	$-	$6,739
Cost of sales	-	1,600
Gross profit	-	5,139
Operating expenses
Salaries and related expenses (2021 includes stock based compensation of $1,406,250)	2,534,036	1,126,837
Consulting fees	-	17,100
General and administrative	94,981	213,077
Total operating expenses	2,629,017	1,357,014
Operating loss	(2,629,017)	(1,351,875)
Net loss before taxes	(2,629,017)	(1,351,875)
Income tax expense	-	-
Net loss	$(2,629,017)	$(1,351,875)

Net loss per share-basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic (i)	139,900,000	139,474,247

(i)	Adjusted to reflect a common stock dividend issued on April 21, 2020 (see note 5)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	-	$-	114,300,000	$11,430	$6,354,443	$(7,218,684)	$(852,811)
Common stock issuance for cash	-	-	600,000	60	59,240	-	60,000
Common stock dividend	-	-	25,000,000	2,500	-	(2,500)	-
Preferred stock issued for repayment of amounts due to stockholder	1,000	-	-	-	250,000	-	250,000
Net loss	-	-	-	-	-	(1,351,875)	(1,351,875)
Balance at December 31, 2020	1,000	-	139,900,000	13,990	6,664,383	(8,573,059)	(1,894,686)
Stock based compensation	-	-	-	-	1,406,250	-	1,406,250
Net loss	-	-	-	-	-	(2,629,017)	(2,629,017)
Balance at December 31, 2021	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,202,076)	$(3,117,453)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,629,017)	$(1,351,875)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	1,406,250	-
Amortization expense	1,600	1,600
Change in assets and liabilities
Accounts receivable	1,349	49
Prepaid expenses	(125)	(912)
Accounts payable	(4,848)	42,408
Accrued salaries and related expense	1,056,386	1,035,637
Lease liabilities	(30)	(30)
Net cash used in operating activities	(168,435)	(273,123)

Cash flows from financing activities
Proceeds from sale of common stock	-	60,000
Advances from stockholder	167,369	178,453
Repayments of stockholder advances	-	(360)
Net cash provided by financing activities	167,369	238,093

Net decrease in cash	(1,066)	(35,030)
Cash at beginning of the year	1,505	36,535
Cash at end of the year	$439	$1,505

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Common stock dividend charged against retained earnings	$-	$2,500
Repayment on due to stockholder with preferred stock issuance	$-	$250,000

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US Generally Accepted Accounting Principles, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2021, the Company had an accumulated deficit of $11,202,076, and has incurred net losses of $2,629,017 and $1,351,875 for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company had negative cash flows from operations of $168,435 and $273,123 for the years ended December 31, 2021 and 2020, respectively, and the Company’s working capital at December 31, 2021 was a negative $3,122,121. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2021 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets, and stock-based compensation.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2021 or 2020.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2021 and 2020. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At December 31, 2021 and 2020, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through December 31, 2021.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 and $1,349 at December 31, 2021 and 2020, respectively. No provision for doubtful accounts was required at December 31, 2021 nor December 31, 2020.

As of December 31, 2021, and for the year then ended, the Company had no customers or revenue. At December 31,2020, the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and sales. The Company lost its only customer in January 2021.

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

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $1,600 for each of the years ended December 31, 2021 and 2020.

Revenue Recognition

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

The Company billed $0 and $995 in annual fees for the years ended December 31, 2021 and 2020. The Company recognized revenue of $0 and $995 in annual fees for the years December 31, 2021 and 2020. The Company recognized revenue of $0 and $5,744 from student fees for the years ended 2021 and 2020, respectively.

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

On December 9, 2021, the Company granted 2,500,000 non-qualified stock option to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. The Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock on the grant date and was based on the Black-Scholes method of valuation. Stock compensation expense was $1,406,250 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Common Share

The Company reports net loss per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and were dilutive.

As of December 31, 2021, dilutive securities consisted of 2,500,000 stock options to purchase common stock. As of December 21, 2020, there were no outstanding dilutive securities. The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

Mr. James Owens, the founder and controlling stockholder of the Company, who was appointed as Chairman of the Company’s Board of Directors and the Company’s Chief Technology Officer on July 3, 2019, advances the Company money as needed for working capital needs. During the years ended December 31, 2021 and 2020, Mr. Owens loaned the Company $167,369 and $178,453, respectively. The Company repaid Mr. Owens $0 and $360 during the years ended December 31, 2021 and 2020, respectively.

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

The financial statements reflect a “Due to stockholder” liability which was $678,546 and $511,177 at December 31, 2021 and 2020, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 8 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of December 31, 2021 and 2020, the accrued salaries resulting from these employment agreements were $1,950,000 and $966,000, respectively, and the accrued auto allowances were $59,400 and $28,800, respectively, which have been included in accrued salaries and related expenses on the accompanying balance sheets. As of December 31, 2021 and 2020, payroll taxes in the amount of $82,623 and $40,837, respectively, have also been accrued related to these employment agreements. The salaries and related expenses related to these agreements for the years ended December 31, 2021 and 2020, were $1,127,786 and $1,126,837, respectively, and have been presented as salaries and related expense on the accompanying statements of operations. During the years ended December 31, 2021 and 2020, Mr. Hutchins was paid $66,000 and $84,000, respectively, of his salary and $5,400 and $7,200 in auto allowances, respectively.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $ 20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. There were no payments made in the years ended December 31, 2021 and 2020, under the license agreement.

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

NOTE 4 – LEASES

As of December 31, 2021, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2021 and 2020, the unamortized right-of-use assets resulting from the copier lease were $3,858 and $5,258, respectively, and the copier lease liabilities were $3,931 and $5,360, respectively. During each of the years ended December 31, 2021 and 2020, the Company recorded $1,752 as operating lease expense which is included in general and administrative expenses on the statement of operations.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the balance sheet as of December 31, 2021:

Year	Undiscounted Lease Payments
2022	$1,783
2023	1,783
2024	743
Total	4,309
Less: present value discount	(378)
Total operating lease liabilities	$3,931

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

This dividend has been retroactively presented in loss per share on the statements of operations for the year ended December 31, 2020.

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

Stock Option Grant

On December 9, 2021, the Company issued 2,500,000 non-qualified options to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. Given the exercise price is equal to par value, the Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock as quoted on the OTC market on the grant date. The total value of $1,406,250 of the option grant was recorded as an increase to additional paid-in-capital at December 31, 2021. Stock compensation expense was $1,406,250, which has been classified as salaries and related expenses on the statements of operations, and $0 for the years ended December 31, 2021 and 2020, respectively.

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2021	12/31/2020
U.S statutory rate	21.000%	21.000%
Florida state corporate income tax rate	3.535%	4.458%
Total statutory tax rates	24.535%	25.458%
Less valuation allowance	-24.535%	-25.458%
Net	-	-

At December 31, 2021, the Company has a tax loss carryover of approximately $1,123,715 available to offset future income for income tax reporting purposes. Loss carryovers of $106,617 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $1,017,098 generated in tax years 2018 – 2021 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary against the deferred tax assets arising from the net operating losses as of December 31, 2021 and 2020 due to the uncertainty of the Company being able to generate future taxable income.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2021 and 2020, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 7 – COMMITMENTS

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $61,184 subsequent to December 31, 2021 through the date of this report.

In February 2022, one of our directors, Dr. England, died. Dr. England has not been replaced as of the date of this report.

