Form 10-Q
period 2022-03-31
Webstar Technology Group Inc.
filed 2022-05-12
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 139,900,000 shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred stock, $0.0001 par value per share of the registrant outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, competition from larger, more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2022.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$701	$439
Prepaid expenses	10,870	2,163
Total current assets	11,571	2,602
Right-of-use assets	3,491	3,858
Intangible asset - net of accumulated amortization of $14,000 and $13,600 at March 31, 2022 and December 31, 2021, respectively	2,800	3,200
Total assets	$17,862	$9,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$46,525	$43,169
Accrued salaries and related expenses	2,670,248	2,401,467
Due to stockholder	744,850	678,546
Lease liability	1,570	1,541
Total current liabilities	3,463,193	3,124,723
Lease liability - net of current portion	1,986	2,390
Total liabilities	3,465,179	3,127,113

Commitments and contingences (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 139,900,000 issued and outstanding as of March 31, 2022 and December 31, 2021	13,990	13,990
Additional paid-in-capital	8,070,633	8,070,633
Accumulated deficit	(11,531,940)	(11,202,076)
Total stockholders’ deficit	(3,447,317)	(3,117,453)
Total liabilities and stockholders’ deficit	$17,862	$9,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	291,581	291,581
General and administrative	38,283	18,449
Total operating expenses	329,864	310,030
Operating loss	(329,864)	(310,030)
Net loss before taxes	(329,864)	(310,030)
Income tax expense	-	-
Net loss	$(329,864)	$(310,030)

Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic	139,900,000	139,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,202,076)	$(3,117,453)
Net loss	-	-	-	-	-	(329,864)	(329,864)
Balance at March 31, 2022	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,531,940)	$(3,447,317)

Balance at December 31, 2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,573,059)	$(1,894,686)
Net loss	-	-	-	-	-	(310,030)	(310,030)
Balance at March 31, 2021	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,883,089)	$(2,204,716)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(329,864)	$(310,030)
Adjustments to reconcile net loss to cash used in operating activities
Amortization expense	400	400
Change in assets and liabilities
Prepaid expenses	(8,708)	2,037
Accounts payable	3,356	10,789
Accrued salaries and related expenses	268,781	268,781
Lease liabilities	(7)	(7)
Net cash used in operating activities	(66,042)	(28,030)

Cash flows from financing activities
Advances from stockholder	66,304	27,400
Net cash provided by financing activities	66,304	27,400
Net increase (decrease) in cash	262	(630)
Cash at beginning of the period	439	1,505
Cash at end of the period	$701	$875

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 which was filed with the SEC on March 29, 2022.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2022, the Company had an accumulated deficit of $11,531,940 and has incurred a net loss of $329,864 for the three months ended March 31, 2022. Additionally, the Company had negative cash flows from operations of $66,042 for the three months ended March 31, 2022 and the Company had a working capital deficit at March 31, 2022 of $3,451,622. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2022 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at March 31, 2022 and December 31, 2021. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At March 31, 2022 and December 31, 2021, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through March 31, 2022.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 at March 31, 2022 and December 31, 2021. No provision for doubtful accounts was deemed necessary at March 31, 2022 or December 31, 2021.

As of March 31, 2022 and 2021, and for the three months then ended, the Company had no customers or revenue. Prior to January 1, 2021 the Company had one customer, an educational institution, responsible for 100% of the Company’s accounts receivable and revenues. The Company lost its only customer in January 2021.

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

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $400 for each of the three-month periods ended March 31, 2022 and 2021.

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

The Company recognized no revenue from student and annual fees during the three months ended March 31, 2022 and 2021.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

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

For the periods ended March 31, 2022 and March 31, 2021, dilutive securities consisted of 2,500,000 and 0 stock options to purchase common stock, respectively. The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the three months ended March 31, 2022, Mr. Owens loaned the Company $66,304. The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $744,850 and $678,546 at March 31, 2022 and December 31, 2021, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of March 31, 2022, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. As of March 31, 2022 and December 31, 2021, the accrued salaries resulting from these employment agreements were $2,191,500 and $1,950,000, respectively, and the accrued auto allowances were $66,600 and $59,400, respectively, which have been included in accrued salaries and related expenses on the unaudited condensed balance sheets. As of March 31, 2022 and December 31, 2021, payroll taxes in the amount of $102,704 and $82,623, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of March 31, 2022 and December 31, 2021, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for each of the three-month periods ended March 31, 2022 and 2021, were $291,581 and are included on the accompanying unaudited condensed statements of operations. During each of the three-month periods ended March 31, 2022 and 2021, Mr. Hutchins was paid $21,000 of his salary and $1,800 in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 4 – LEASES

As of March 31, 2022, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2022 and 2021, the Company recorded $438 as operating lease expense which is included in general and administrative expenses on the unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, the unamortized right-of-use assets resulting from the lease was $3,491 and $3,858, respectively, and the lease liabilities were $3,556 and $3,931, respectively.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2022:

	Year Ended December 31,	Amount
Copier Lease	2022 (remainder of year)	$1,337
	2023	1,783
	2024	743
	Total	3,863
	Less: present value discount	(307)
	Total operating lease liabilities	$3,556

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. As of March 31, 2022, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

Common Stock

As of March 31, 2022 and 2021, the Company had 139,900,000 issued and outstanding shares of common stock. There were no issuances of common stock during the three month periods ended March 31, 2022 and 2021.

Stock Option Grant

On December 9, 2021, the Company issued 2,500,000 non-qualified options to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. Given the exercise price is equal to par value, the Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock as quoted on the OTC market on the grant date. The total value of $1,406,250 of the option grant was recorded as an increase to additional paid-in-capital at December 31, 2021. Stock compensation expense was $0 for the three months ended March 31, 2022 and 2021. The Company has no other issued or outstanding stock options.

NOTE 6 – COMMITMENTS

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $11,600 subsequent to March 31, 2022 through the date of this report.

On April 30, 2022, in accordance with their agreements, two of the Company’s directors, Dr. Ron Landmann and Kevin Harrington, terms expired. Their replacements have not been named as of the date of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Plan of Operations

Marketing the Products

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

Results of Operations for the three months ended March 31, 2022 and 2021

Revenue

Revenue was $0 for the two three-month periods ended March 31, 2022 and 2021. In January 2021, the Company lost its only customer for the eCampus software thereby causing the drop in revenue. Cost of sales was $0 for the three months ended March 31, 2022 and 2021. Gross profit was $0 for the three months ended March 31, 2022 and 2021. The cost of sales and gross profit declines were also due to the loss of the eCampus customer.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, and general and administrative expenses were $329,864 and $310,030 for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily attributable to the increases in fees for listing the Company’s stock on the OTCQB exchange and audit fees and partially offset by decreases in internet cable fees, insurance, and repairs and maintenance.

Net Loss

The net loss was $329,864 and $310,030 for the three months ended March 31, 2022 and 2021, respectively. The increase in loss is primarily a result of the increases in exchange listing and audit fees discussed above offset by decreases in cable fees, insurance, and maintenance expenses.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2022, our working capital deficit amounted to $3,451,622 an increase of $329,501 as compared to working capital deficit of $3,122,121 as of December 31, 2021. This increase in working capital deficit is primarily a result of the increases in accrued salaries and related expenses, borrowings from our majority stockholder, and accounts payable and partially offset by an increase in prepaid expenses.

Net cash used in operating activities was $66,042 during the three months ended March 31, 2022 compared to $28,030 for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily attributable to a decrease in accounts payable, and an increase in prepaid expenses.

Net cash provided by financing activities was $66,304 during the three months ended March 31, 2022 compared to $27,400 in the three months ended March 31, 2021. The increase in cash from financing activities was the result of an increase in cash advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the three-month period ended March 31, 2022 of $329,864 and an accumulated deficit as of March 31, 2022 of $11,531,940. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the three month period ended March 31, 2022 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2021 and 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company recognized no revenue from student and annual fees during the three months ended March 31, 2022 and 2021.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company leases office equipment used to conduct our business.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three months ended March 31, 2022 and 2021, the Company recorded $438 as operating lease expense which is included in general and administrative expenses on the unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, the unamortized right-of-use assets resulting from the lease was $3,491 and $3,858, respectively, and the lease liabilities were $3,556 and $3,931, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022.

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

Webstar Technology Group, Inc.

Dated: May 12, 2022	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: May 12, 2022	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

