Form 10-Q
period 2022-06-30
Webstar Technology Group Inc.
filed 2022-08-19
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 000-56268

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

As of August 12, 2022, there were 139,900,000 shares of common stock, $0.0001 par value per share and 1,000 shares of Series A Preferred stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$594	$439
Prepaid expenses	8,191	2,163
Total current assets	8,785	2,602
Right-of-use assets	3,117	3,858
Intangible asset - net of accumulated amortization of $14,400 and $13,600 at June 30, 2022 and December 31, 2021, respectively	2,400	3,200
Total assets	$14,302	$9,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$37,963	$43,169
Accrued salaries and related expenses	2,028,398	2,401,467
Accrued interest - related party	6,516	-
Due to stockholder	33,913	678,546
Lease liability	1,599	1,541
Total current liabilities	2,108,389	3,124,723
Lease liability - net of current portion	1,575	2,390
Convertible note payable – related party	1,101,000	-
Total liabilities	3,210,964	3,127,113

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 139,900,000 issued and outstanding as of June 30, 2022 and December 31, 2021	13,990	13,990
Additional paid-in-capital	38,568,333	8,070,633
Accumulated deficit	(41,778,985)	(11,202,076)
Total stockholders’ deficit	(3,196,662)	(3,117,453)
Total liabilities and stockholders’ deficit	$14,302	$9,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Salaries and related expense (2022 includes stock based compensation of $16,071,084)	16,326,868	285,592	16,618,449	577,173
General and administrative	17,328	30,651	55,611	49,100
Total operating expenses	16,344,196	316,243	16,674,060	626,273
Operating loss	(16,344,196)	(316,243)	(16,674,060)	(626,273)

Other expense
Loss on extinguishment of debt with a related party	(13,896,333)	-	(13,896,333)	-
Interest expense – related party	(6,516)	-	(6,516)	-
Total other expense	(13,902,849)	-	(13,902,849)	-
Net loss before taxes	(30,247,045)	(316,243)	(30,576,909)	(626,273)
Income tax expense	-	-	-	-
Net loss	$(30,247,045)	$(316,243)	$(30,576,909)	$(626,273)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic	139,900,000	139,900,000	139,900,000	139,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,202,076)	$(3,117,453)
Net loss	-	-	-	-	-	(329,864)	(329,864)
Balance at March 31, 2022	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,531,940)	$(3,447,317)
Loss on extinguishment of liabilities and stock based compensation with related party	-	-	-	-	30,497,700	-	30,497,700
Net loss	-	-	-	-	-	(30,247,045)	(30,247,045)
Balance at June 30, 2022	1,000	$-	139,900,000	$13,990	$38,568,333	$(41,778,985)	$(3,196,662)

Balance at December 31, 2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,573,059)	$(1,894,686)
Net loss	-	-	-	-	-	(310,030)	(310,030)
Balance at March 31, 2021	1,000	-	139,900,000	13,990	6,664,383	(8,883,089)	(2,204,716)
Net loss	-	-	-	-	-	(316,243)	(316,243)
Balance at June 30, 2021	1,000	-	139,900,000	$13,990	$6,664,383	$(9,199,332)	$(2,520,959)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(30,576,909)	$(626,273)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation and loss on extinguishment of debt	29,967,417	-
Amortization expense	800	1,487
Change in assets and liabilities
Accounts receivable	-	1,349
Prepaid expenses	(6,028)	372
Accounts payable	(5,206)	2,500
Accrued salaries and related expenses	501,765	551,373
Accrued interest – related party	6,516	-
Lease liabilities	(15)	(701)
Net cash used in operating activities	(111,660)	(69,893)

Cash flows from financing activities
Advances from stockholder	111,815	69,242
Repayment of stockholder advances	-	(600)
Net cash provided by financing activities	111,815	68,642
Net increase (decrease) in cash	155	(1,251)
Cash at beginning of the period	439	1,505
Cash at end of the period	$594	$254

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-Cash investing and financing activities
Reclassifications of accrued salary and related expenses and advances due to related party to additional paid-in-capital upon settlement	$530,283	$-
Issuance of convertible note payable for accrued salary and advances due to related party	$1,101,000	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended June 30, 2022 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2022. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2021 which was filed with the SEC on March 29, 2022.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2022, the Company had an accumulated deficit of $41,778,985 and has incurred a net loss of $30,576,909 for the six months ended June 30, 2022. Additionally, the Company had negative cash flows from operations of $111,660 for the six months ended June 30, 2022 and the Company had a working capital deficit at June 30, 2022 of $2,099,604. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2022 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The carrying amount reported in the balance sheet for the convertible note payable-related party approximates its fair value based on the valuation on the issue date as discussed in Note 3 below. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at June 30, 2022 and December 31, 2021. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At June 30, 2022 and December 31, 2021, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through June 30, 2022.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 at June 30, 2022 and December 31, 2021. No provision for doubtful accounts was deemed necessary at June 30, 2022 or December 31, 2021.

As of June 30, 2022 and 2021, and for the three and six months then ended, the Company had no customers or revenue.

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

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $400 and $800 for each of the three and six month periods ended June 30, 2022 and 2021, respectively.

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

The Company recognized no revenue from student and annual fees during the three and six months ended June 30, 2022 and 2021, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

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

For the period ended June 30, 2022 the Company had a convertible note outstanding with a related party that is convertible into 110,100,000 shares of common stock (see Note 3). For the period ended June 30, 2021, the Company had no dilutive securities.

Recent Accounting Pronouncements Adopted

On August 5, 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.

ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting ASU 2020-06, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium.

The amendments are effective for public business entities, that are not smaller reporting companies, in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

Effective April 2022, the Company has elected to early adopt the guidance in ASU 2020-06 which results in no additional accounting for any beneficial conversion features embedded in the convertible notes payable issued on June 3, 2022 to a related party (see Note 3).

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder and Convertible Note Payable

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the six months ended June 30, 2022, Mr. Owens loaned the Company $111,815. The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $33,913 and $678,546 at June 30, 2022 and December 31, 2021, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) elimination of the “Due to stockholder” liability of $756,450, 2) elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) amended his employment agreement to set his salary at $1 per year beginning in June of 2022. The convertible note bears interest at the rate of eight percent (8%) per annum. The interest is accrued from the issue date and payable twenty-four months from the issue date. Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. As of June 30, 2022, the $1,101,000 remains outstanding. Accrued interest related to this note was $6,516 and $0 as of June 30, 2022 and 2021, respectively, on the accompanying unaudited condensed balance sheets. Interest expense was $6,516 for the three and six months ended June 30, 2022, and $0 for the three and six months ended June 30, 2021 on the accompanying unaudited condensed statements of operations.

The Company believes the convertible notes standalone value to be minimal given the current financial position of the Company. Therefore, the Company estimated the value of the conversion feature using the fair value of the equity shares that the convertible note could be converted into on the date the note was issued. Per ASC 470-20-30-25, the fair value of a convertible note at date of issuance shall be deemed no less than the fair value of the shares of equity for which it can be converted into if there is no other reliable measure of fair value. The Company’s market price for one share of common stock was $.287 resulting in a fair value of the convertible note of $31,598,700.

With the valuation of the convertible note determined, the convertible note fair value was allocated pro-rata between the two instruments being extinguished with the resulting difference being recognized in the statement of operations. Compensation expense relative to the convertible note issued in exchange for the elimination of accrued salary and related expenses owed is $ 16,071,084 for the three and six months ended June 30, 2022 and $0 for the three and six months ended June 30, 2021 in the accompanying statements of operations. Loss on extinguishment of debt relative to the convertible note issued in exchange for advances owed to Mr. Owens is $13,896,333 for the three and six months ended June 30, 2022 and $0 for the three and six months ended June 30, 2021.

The Company notes that if a convertible debt instrument is issued at a substantial premium compared to the principal (or par) amount to be settled at maturity, ASC 470-20-25-13 indicates that there is a presumption that the premium should be recognized in equity as paid-in capital, if substantial. Such is the case here. The convertible note was recorded at $1,101,000 and $0 on the accompanying balance sheets at June 30, 2022 and 2021, respectively, and additional paid-in-capital was increased by $30,497,700, which also includes the $530,284 of total liabilities outstanding with Mr. Owens in excess of the face value of the convertible note of $1,101,000 on the accompanying balance sheet as of June 30, 2022.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of June 30, 2022, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. On June 3, 2022, Mr. Owens’ salary was reduced to $1 per year and his auto allowance was removed. During the three months ended June 30, 2022, $845,833 of Mr. Owens’ accrued salary and $29,000 of his accrued auto allowance were either forgiven or exchanged for a convertible note payable relative to the settlement agreement described above. As of June 30, 2022 and December 31, 2021, the accrued salaries resulting from these employment agreements were $1,558,000 and $1,950,000, respectively, and the accrued auto allowances were $43,800 and $59,400, respectively, and have been included in accrued salaries and related expenses on the accompanying unaudited condensed balance sheets. As of June 30, 2022 and December 31, 2021, payroll taxes in the amount of $117,155 and $82,623, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of June 30, 2022 and December 31, 2021, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and six months ended June 30, 2022 were $255,784 and $547,365, respectively, and $285,592 and $577,173 for the three and six months ended June 30, 2021, respectively, and are included on the accompanying unaudited condensed statements of operations. During the three and six months ended June 30, 2022, Mr. Hutchins was paid $21,000 and $42,000, respectively, of his salary and $1,800 and $3,600, respectively, in auto allowances. During the three and six months ended June 30, 2021, Mr. Hutchins was paid $3,000 and $21,000, respectively, of his salary and $0 and $1,800, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

NOTE 4 – LEASES

As of June 30, 2022, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2022, the Company recorded $438 and $876, respectively, and $438 and $876, respectively, for the three and six months ended June 30, 2021 as operating lease expense which is included in general and administrative expenses on the unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, the unamortized right-of-use assets resulting from the lease was $3,117 and $3,858, respectively, and the lease liabilities were $3,174 and $3,931, respectively.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing base of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the unaudited condensed balance sheet as of June 30, 2022:

	Year Ended December 31,	Amount
Copier Lease	2022 (remainder of year)	$891
	2023	1,783
	2024	743
	Total	3,417
	Less: present value discount	(243)
	Total operating lease liabilities	$3,174

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. As of June 30, 2022, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

On June 14, 2022, the Certificate of Designations was amended with the Secretary of State of Wyoming to remove the prohibition of transfer rights of the Series A Preferred Stock.

Common Stock

As of June 30, 2022 and 2021, the Company had 139,900,000 issued and outstanding shares of common stock. There were no issuances of common stock during the three and six-month periods ended June 30, 2022 and 2021.

Stock Option Grant

On December 9, 2021, the Company issued 2,500,000 non-qualified options to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. Given the exercise price is equal to par value, the Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock as quoted on the OTC market on the grant date. The total value of $1,406,250 of the option grant was recorded as an increase to additional paid-in-capital at December 31, 2021. Stock compensation expense was $0 for the three and six-month periods ended June 30, 2022 and 2021. The Company has no other issued or outstanding stock options.

On June 3, 2022, the Company canceled the stock options granted to the Company’s Chief Financial Officer on December 9, 2021.

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

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible promissory note in the amount of $1,101,000 in exchange for 1) reduction in the “Due to stockholder” liability of $756,450, 2) elimination of the Company’s obligation under Mr. Owens’ employment agreement for accrued salary of $845,833.34 and accrued auto allowance of $29,000, and 3) amend his employment agreement to set his salary at $1 per year beginning in June of 2022. Details of this settlement agreement are discussed above in Note 3 – Related Party Transactions.

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $12,000 subsequent to June 30, 2022 through the date of this report.

On July 15, 2022, the Company amended its Technology Marketing and License Agreement with Soft Tech Development Corp. The material changes to the existing agreement are as follows:

Change Item 1., License

- to make the license exclusive

- to grant the Company a Right-of-First Refusal to acquire future exclusive marketing license for new technologies

- to remove Company’s option to broker and split proceeds on sale of Soft Tech’s technology

Change Item 12, Termination

-to give Licensor (Soft Tech) right to terminate the agreement upon:

- change in executive management of Company

- sale of majority interest in Company to 3rd party

- there is a Change of Control in the Company

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

Settlement Agreement to Compromise Debt

On June 3, 2022, the Company entered into a Settlement Agreement with James Owens, its Chairman and Chief Technology Officer to settle the $1,631,283 debt owed to Mr. Owens (comprised of $756,450 Due to Shareholder and $874,833 accrued salary and related expense on the Company’s Balance Sheet) in exchange for a Convertible Promissory Note in the amount of $1,101,000. Additionally, Mr. Owens agreed to reduce the salary on his employment contract, effective immediately, to $1.00 per year.

On June 3,2022, the Company issued Mr. Owens a Convertible Promissory Note in the amount of $1,101,000 in accordance with the Settlement Agreement. The maturity date of the note is twenty-four months from the date of issue. The conversion provision states that the note may be converted into Common Stock of the Company at any time beginning three days after issuance of the note and ending on the maturity date, at a conversion rate of $0.01 per share. The note bears interest at the rate of 8 percent per annum.

Cancelation of Stock Option Grant

On June 3, 2022, the Company’s Board of Directors canceled the Stock Option Grant granted to the Company’s CFO on December 9, 2022.

Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock

On June 14, 2022, the Company amended its Certificate of Designations for Series A Preferred Stock originally submitted on December 14, 2019.

The Restated Certificate of Designations removes the prohibition of sale and transferability of the Series A Preferred Stock.

2nd Amended and Restated Technology Marketing and License Agreement

On July 15, 2022, the Company amended its technology marketing and license agreement with Soft Tech Development Corp. The material changes to the existing agreement are as follows:

Change Item 1., License

- to make the license exclusive

- to grant the Company a Right-of-First Refusal to acquire future exclusive marketing license for new technologies

- to remove Company’s option to broker and split proceeds on sale of Soft Tech’s technology

Change Item 12, Termination

-to give Licensor (Soft Tech) right to terminate the agreement upon:

- change in executive management of Company

- sale of majority interest in Company to 3rd party

- there is a Change of Control in the Company

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

Results of Operations for the three and six months ended June 30, 2022 and 2021

Revenue

Revenue was $0 for the three and six-month periods ended June 30, 2022 and 2021. In January 2021, the Company lost its only customer for the eCampus software thereby causing the drop in revenue. Cost of sales was $0 for the three and six months ended June 30, 2022 and 2021. Gross profit was $0 for the three and six months ended June 30, 2022 and 2021. The cost of sales and gross profit declines were also due to the loss of the eCampus customer.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, and general and administrative expenses were $16,344,196 and $316,243 for the three months ended June 30, 2022 and 2021, respectively, and $16,674,060 and $626,273 for the six months ended June 30, 2022 and 2021, respectively. The increases are primarily attributable to the settlement agreement with Mr. Owens which resulted in a significant loss on extinguishment of liabilities and compensation expense, increases in stock exchange fees, and audit fees partially offset by decreases in internet cable fees, insurance, and repairs and maintenance.

Net Loss

The net loss was $30,247,045 and $316,243 for the three months ended June 30, 2022 and 2021, respectively, and $30,576,909 and $626,273 for the six months ended June 30, 2022 and 2021, respectively. The increases are primarily attributable to the settlement agreement with Mr. Owens which resulted in a significant loss on extinguishment of liabilities and compensation expense and increases in exchange fees, audit fees, and interest expense partially offset by decreases in internet cable fees, insurance, and repairs and maintenance.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2022, our working capital deficit amounted to $2,099,604 a decrease of $1,022,517 as compared to working capital deficit of $3,122,121 as of December 31, 2021. This decrease in working capital deficit is primarily a result of the decrease in accrued salaries and related expenses related to the amending of Mr. Owens’ employment agreement and decreases in accounts payable and amounts due to stockholder and an increase in prepaid expenses and partially offset by an increase in accrued interest.

Net cash used in operating activities was $111,660 during the six months ended June 30, 2022 compared to $69,893 for the six months ended June 30, 2021. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable and accrued salaries and related expenses, and an increase in prepaid expenses and accrued interest.

Net cash provided by financing activities was $111,815 during the six months ended June 30, 2022 compared to $68,642 in the six months ended June 30, 2021. The increase in cash from financing activities was the result of an increase in cash advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the six-month period ended June 30, 2022 of $30,576,909 and an accumulated deficit as of June 30, 2022 of $41,778,985. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the six month period ended June 30, 2022 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2021 and 2020. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company recognized no revenue from student and annual fees during the three and six month periods ended June 30, 2022 and 2021.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company leases office equipment used to conduct our business.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed statements of operations. During the three and six months ended June 30, 2022, the Company recorded $438 and $876, respectively, and $438 and $876, respectively, for the three and six months ended June 30, 2021 as operating lease expense which is included in general and administrative expenses on the unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, the unamortized right-of-use assets resulting from the lease was $3,117 and $3,858, respectively, and the lease liabilities were $3,174 and $3,931, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: August 19, 2022	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: August 19, 2022	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

