Form 10-K
period 2022-12-31
Webstar Technology Group Inc.
filed 2023-04-14
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Webstar Technology Group, Inc.
(Name of Registrant As Specified In Its Charter)

Wyoming	000-56268	37-1780261
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

284 Paseo Reyes St. Augustine, Florida	32095
(Address of principal executive offices)	(Zip Code)

(904) 312-9681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of March 31, 2023, there were 139,900,000, shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

The Company

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020. In 2022, the Company took a three-pronged approach to commercialize its business: 1) sub-license the Gigabyte Slayer and WARP-G software; 2) acquire rights to additional technology; 3) sell the right to sublicense the software.

Our principal office is located at 284 Paseo Reyes, St. Augustine, Florida 32095 and our telephone number is (888) 405-7860. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

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

Properties

Our principal offices are located at 284 Paseo Reyes, St. Augustine, Florida 32095. Our telephone number is 1.888.405.7860. These offices are provided free of charge by Mr. Owens until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all these exemptions.

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

Since our inception on March 10, 2015 through December 31, 2021 we have generated minimal revenues and incurred cumulative losses of $42,222,616. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Furthermore, with any business, there is a substantial risk that the business will fail. The majority of new businesses fail due to many factors, including, but not limited to, lack of capital, failure to successfully integrate a new management team, unexpected delays, more intense competition, and many of the other risk factors discussed below. Investors in our company should only invest if they are able to bear the loss of their entire investment.

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

None of our officers and directors devote all of their time to our business but intend to do so once we obtain sufficient working capital to pursue our plan of operation. However, there can be no assurance that we’ll be able to obtain sufficient working capital. All our executive officers are engaged by the company under employment agreements and provide services on an as needed basis as agreed to between us and the executive. The salaries of the CEO and CTO are not currently being paid but are being accrued. The CFO’s salary is also being accrued but a portion is being offset by amounts currently being paid to him. Should the business develop faster than anticipated, the officers and directors will have to retain additional personnel to ensure that it continues as a going concern.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 139,900,000 shares of our common stock outstanding as of the date of this report. 47,902,530 of these shares are tradable without restriction. Given the lack of a trading history of our Common Stock, resale of even a small number of shares of our Common Stock may adversely affect the market price of our Common Stock.

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

Controlling Stockholder has 82.67% of the voting rights of the Company.

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no conversion rights, no dividends, and no liquidation preference. On April 2, 2020, the Company issued James Owens all 1,000 shares of its Series A Preferred Stock in settlement of $250,000 due to Mr. Owens.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our principal offices are located at 284 Paseo Reyes, St. Augustine, Florida 32095. Our telephone number is 1.888.405.7860. These offices are provided free of charge by Mr. Owens until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

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

Holders of Common Stock

As of April 14, 2023, there were two hundred seventy stockholders of record of our common stock.

Securities authorized for issuance under equity compensation plans

A stock option grant was issued to our Chief Financial Officer on December 9, 2021, for the right to purchase 2,500,000 shares of our common stock at $0.0001 per share. On June 3, 2022, the stock option grant to our Chief Financial Officer was canceled. There are no securities authorized for issuance under equity compensation plans at this time.

Securities authorized for issuance under convertible debt instruments

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. As of December 31, 2022, the $1,101,000 remains outstanding. The note is convertible into 110,100,000 authorized shares of the Company’s common stock.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At April 13, 2023, we had 139,900,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2022 and 2021.

Options

A stock option grant was issued to our Chief Financial Officer on December 9, 2021, for the right to purchase 2,500,000 shares of our common stock at $0.0001 per share. The grant to our Chief Financial Officer was canceled on June 3, 2022.

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. As of December 31, 2022, the $1,101,000 remains outstanding. The note is convertible into 110,100,000 authorized shares of the Company’s common stock. There were no other options to purchase shares of our common stock issued and outstanding as of December 31, 2022.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2022 and 2021.

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

Overview

Since inception, the Company acquired the Webstar eCampus assets from Webstar Networks, a related party that is controlled by our controlling stockholder, on May 12, 2018 in exchange for issuance of 17,000,000 shares of our common stock. In addition, we signed two letters of intent to license proprietary software from Soft Tech, a related party that is wholly owned by our founder and controlling stockholder James Owens; i.e., Gigabyte Slayer and WARP-G. The Company began to operate and market the Webstar eCampus website on May 12, 2018 when it acquired those assets from Webstar Networks. Previously, we had been focused in large part on organizational activities and the development of our business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software application that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. On April 21, 2020, we entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. See “Item 1 Business”. As of December 31, 2022, we have generated an accumulated deficit of $42,222,616.

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

Results of Operations for the years ended December 31, 2022 and 2021

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, we have had no revenue due to the inability to attract qualified customers to sub-contract our technology. We have funded our operating expenses through loans from our controlling stockholder and accrual of various costs and expenses. Total operating expenses which are comprised of salaries and related expenses and general and administrative expenses were $17,073,651, which includes $16,071,084 of stock based compensation, and $2,629,017, which includes $1,406,250 of stock based compensation, for the years ended December 31, 2022 and 2021, respectively. The increase is primarily attributable to an increase in stock compensation expense arising from the estimated fair value of a conversion provision embedded in a convertible note payable issued in a settlement agreement with a related party, and partially offset by a decrease in salaries due to the decrease in the Chief Technology Officer’s salary to $1, and a decrease in general and administrative expenses primarily due to a decrease in legal fees, partially offset by increases in accounting and OTC Market listing fees.

The net loss was $31,020,540 and $2,629,017 for the years ended, 2022 and 2021, respectively. This increase is primarily a result of the increase in stock compensation expense and a loss on extinguishment of debt to a related party arising from the settlement agreement mentioned above and partially offset by the decreases in total operating expenses discussed above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2022, our working capital deficit amounted to $2,542,510 a decrease of $579,611 as compared to our working capital deficit of $3,122,121 as of December 31, 2021. This decrease is primarily a result of decreases the amount due to stockholder and accrued salaries and related expenses, partially offset by an increase in accrued interest – related party.

Net cash used in operating activities was $174,917 during the year ended December 31, 2022 compared to $168,435 for the year ended December 31, 2021. The change in cash from operating activities is primarily attributable to decreases in general and administrative expenses, partially offset by and an increase in accounts payable.

Net cash provided by financing activities was $174,656 during the year ended December 31, 2022 compared to $167,369 in the year ended December 31, 2021. The change in cash from financing activities was the result of an increase in cash received from a related party.

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

Off-Balance Sheet Arrangements

As of December 31 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Effective January 2022, the Company has elected to early adopt the guidance in ASU 2020-06 which results in no additional accounting for any beneficial conversion features embedded in the convertible notes payable issued on June 3, 2022 to a related party.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by D. Brooks and Associates, CPAs, P.A., an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; and (ii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2022.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Not Applicable

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

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position/Title
James Owens	61	Chairman of the Board of Directors and Chief Technology Officer
Don D. Roberts	73	Chief Executive Officer
Harold E. Hutchins	68	Chief Financial Officer
Sanford Simon	69	Director, Chairman of Audit Committee, Member of Compensation Committee
Michael Hendrickson	76	Director, Chairman of Compensation Committee, Member of Audit Committee

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

Corporate Governance

Our board of directors is comprised of one (1) non-independent director and five (2) independent directors. The Board has established an audit committee and a compensation committee, each comprised of two independent directors. While these committees have been formed, they are not yet functioning effectively and meeting on a regular basis.

Audit Committee:

Mr. Sanford Simon, to serve as Chairman of the Audit Committee,

Mr. Michael Hendrickson

Compensation Committee:

Mr. Michael Hendrickson, to serve as Chairman of the Compensation Committee

Mr. Sanford Simon

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

Communications with the Board of Directors

Stockholders with questions about us are encouraged to contact us by sending communications to the attention of the Chief Executive Officer at 284 Paseo Reyes, St. Augustine, Florida 32095. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the board of directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2022 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Owens(1)	12/31/2022	350,000	-	-	16,017,084	12,000	16,379,084
	12/31/2021	350,000	-	-	-	12,000	362,000

Don D. Roberts(2)	12/31/2022	350,000	-	-	-	12,000	362,000
	12/31/2021	350,000	-	-	-	12,000	362,000

Harold E. Hutchins(3)	12/31/2022	350,000	-	-	-	12,000	362,000
	12/31/2021	350,000	-	-	1,406,250	12,000	1,768,250

(1)	Chief Technology Officer - All amounts accrued, not paid.
(2)	Chief Executive Officer – All amounts accrued, not paid.
(3)	Chief Financial Officer – In 2022 and 2021, $91,200 and $71,400, respectively, was paid, and the remaining amounts not paid were accrued.

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

On June 3, 2022, as part of a debt settlement agreement, Mr. Owens’ employment agreement was amended to reduce his salary to $1 per year with no auto allowance. All other terms of his employment agreement remain the same.

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

Compensation Committee

The Company’s Board of Directors has a compensation committee comprised of two independent board members (Michael Hendrickson, as Chairman of the Compensation Committee and Sanford Simon). The compensation committee determines executive compensation.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Sanford Simon, and Michael Hendrickson do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ.

Outstanding Equity Awards at 2022 Fiscal Year-End

The stock options listed in the table below represent the stock issuable upon conversion of the convertible note payable issued to James Owens under the settlement agreement discussed in Part III, Item 13 of this report.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2022:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James Owens	110,100,000	-	-	0.01	12/3/2025	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At March 28, 2023, we had 139,900,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 for:

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

Unless otherwise indicated, the business address of each person listed is in care of Webstar Technology Group, Inc., 284 Paseo Reyes, St. Augustine, Florida 32095.

	Shares Beneficially Owned		Percentage of Shares(1)
Name of Beneficial Owner
Directors and Named Officers
James Owens	42,909,387	(2)	30.7%
Don D. Roberts	5,400,000	(3)	*
Harold E. Hutchins	250,000	(3)	*
Sanford Simon	1,007,808	(3)	*
Michael Hendrickson	5,500,000	(3)	*
All named executive officers and directors as a group (eight persons)	55,067,195		39.4%

(1)	Based on 139,900,000 shares outstanding as of the date of this filing.

(2)	Shares include 97,000,000 shares purchased under the terms of a Subscription Agreement dated March 10, 2015 as founder shares and 21,216,098 shares received in the Company’s common stock dividend on April 21, 2020. Out of these shares, Mr. Owens contributed 68,216,098 shares to Webstar Networks and 49,409,387 to a revocable trust he controls. Webstar Networks distributed all 89,524,996 shares it held in the Company to its shareholders, which did not include Mr. Owens, in a liquidating distribution. Based on his ownership and voting rights of his Series A Preferred Stock in the Company along with the common shares beneficially owned in the trust, Mr. Owens controls 82.67% of the voting rights in the Company.

(3)	Shares received in liquidating distribution of Webstar Networks Corporation

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2022.

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

On December 9, 2021, the Company’s CFO was granted non-qualified options to purchase 2,500,000 shares of the Company’s Common Stock at an exercise price of $0.0001 per share. The options are fully vested and have an expiration date of December 9, 2031. On June 3, 2022, this option grant was canceled.

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

ACCOUNTING FEES AND SERVICES	2022	2021

Audit fees	$48,550	$42,968
Tax fees	-	-
Total	$48,550	$42,968

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

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2022 and 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following are filed as part of this report:

(a)Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

3.4	Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock amended on June 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 14, 2022).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8	Amended and Restated Consulting Agreement between Webstar Technology Group, Inc. and James Owens dated August 16, 2017 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.11	Promissory Note issued by Webstar Technology Group, Inc. in favor of Webstar Networks Corporation dated May 12, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.12 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated September 12, 2016 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13 +	Executive Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated June 16, 2016 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.14 +	Executive Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 1, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.15 +	Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated November 1, 2015 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.16	Amendment to Consulting Agreement between Webstar Technology Group, Inc. and Blue Water Acquisitions, LLC, - Series 4 dated April 3, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.17 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Joseph P. Stingone dated May 15, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.18 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and David J. Herzfeld dated May 15, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.19 +	Amendment to Employment Agreement between Webstar Technology Group, Inc. and Eugene C. Fedele, Jr. dated May 15, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.20	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.21	Amended and Restated Promissory Note issued by Webstar Technology Group, Inc. to Webstar Networks Corporation on May 12, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.22	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.23	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.24	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.25	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.26	Office Lease dated April 1, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.27	Operating lease dated June 10, 2019. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 27, 2019).

10.28	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.29†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.30†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.31†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.32	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.33	Consents to Transfer of Employment Agreements. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.34	Consents to Transfer of Consulting Agreements. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.35	Cancellation of Amended and Restated Promissory Note Agreement between the registrant and Webstar Networks Corporation dated February 21, 2020. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.36	Lease Termination and Back Rent Repayment Agreement. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.37	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.38	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.39	Agreement between the registrant and StoneBridge Securities, LLC dated June 21, 2019. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC March 23, 2020).

10.40	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.41+	Second Amended and Restated Marketing and License Agreement dated July 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 18, 2022).

10.42	Settlement Agreement to Compromise Debt dated June 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.43	Convertible Promissory Note dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.44+	Amended Executive Employment Agreement dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.45	Stock Option Grant to Officer dated December 9, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 13, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: April 14, 2023	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer (principal executive officer)

Dated: April 14, 2023	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ James Owens	Director Dated: April 14, 2023
James Owens

/s/ Michael Hendrickson	Director Dated: April 14, 2023
Michael Hendrickson

/s/ Sanford Simon	Director Dated: April 14, 2023
Sanford Simon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Webstar Technology Group, Inc. (the Company) as of December, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

April 14, 2023

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$178	$439
Prepaid expenses	498	2,163
Total current assets	676	2,602
Right-of-use assets	2,347	3,858
Intangible asset - net of accumulated amortization of $15,200 and $13,600 at December 31, 2022 and 2021, respectively	1,600	3,200
Total assets	$4,623	$9,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$44,343	$43,169
Accrued salaries and related expenses	2,349,874	2,401,467
Accrued interest – related party	50,556	-
Due to stockholder	96,753	678,546
Lease liability	1,660	1,541
Total current liabilities	2,543,186	3,124,723
Convertible note payable – related party	1,101,000	-
Lease liability – net of current portion	729	2,390
Total liabilities	3,644,915	3,127,113

Commitments and contingences (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 139,900,000 issued and outstanding as of December 31, 2022 and 2021	13,990	13,990
Additional paid-in-capital	38,568,334	8,070,633
Accumulated deficit	(42,222,616)	(11,202,076)
Total stockholders’ deficit	(3,640,292)	(3,117,453)

Total liabilities and stockholders’ deficit	$4,623	$9,660

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2022	2021

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses (includes stock based compensation of $16,071,084 and $1,406,250 for 2022 and 2021, respectively)	16,985,524	2,534,036
General and administrative	88,127	94,981
Total operating expenses	17,073,651	2,629,017
Operating loss	(17,073,651)	(2,629,017)
Other expense
Loss on extinguishment of debt with a related party	(13,896,333)	-
Interest expense – related party	(50,556)	-
Total other expense	(13,946,889)	-
Net loss before taxes	(31,020,540)	(2,629,017)
Income tax expense	-	-
Net loss	$(31,020,540)	$(2,629,017)

Net loss per share-basic and diluted	$(0.22)	$(0.02)
Weighted average shares outstanding - basic	139,900,000	139,900,000

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	1,000	$-	139,900,000	$13,990	$6,664,383	$(8,573,059)	$(1,894,686)
Stock based compensation	-	-	-	-	1,406,250	-	1,406,250
Net loss	-	-	-	-	-	(2,629,017)	(2,629,017)
Balance at December 31, 2021	1,000	-	139,900,000	13,990	8,070,633	(11,202,076)	(3,117,453)
Extinguishment of liabilities and stock-based compensation with related party	-	-	-	-	30,497,701	-	30,497,701
Net loss	-	-	-	-	-	(31,020,540)	(31,020,540)
Balance at December 31, 2022	1,000	$-	139,900,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(31,020,540)	$(2,629,017)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense and loss on extinguishment of debt	16,071,084	1,406,250
Loss on extinguishment of debt with a related party	13,896,333	-
Amortization expense	1,600	1,600
Change in assets and liabilities
Accounts receivable	-	1,349
Prepaid expenses	1,665	(125)
Accounts payable	1,174	(4,848)
Accrued salaries and related expenses	823,241	1,056,386
Accrued interest – related party	50,556	-
Lease liabilities	(30)	(30)
Net cash used in operating activities	(174,917)	(168,435)

Cash flows from financing activities
Advances from stockholder	174,656	167,369
Net cash provided by financing activities	174,656	167,369

Net decrease in cash	(261)	(1,066)
Cash at beginning of the year	439	1,505
Cash at end of the year	$178	$439

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Reclassifications of accrued salary and related expenses and advances due to related party to additional paid-in-capital upon settlement	$530,283	$-
Issuance of convertible note payable for accrued salary and advances due to related party	$1,101,000	$-

The accompanying notes are an integral part of these financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020 and is now seeking to sub-license the software.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2022, the Company had an accumulated deficit of $42,222,616, and has incurred a net loss of $31,020,540 for the year ended December 31, 2022. Additionally, the Company had a negative cash flow from operations of $174,917 for the year ended December 31, 2022, and the Company’s working capital at December 31, 2022 was a negative $2,542,510. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2022 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets, fair value of stock-based compensation, and a convertible note payable with a related party.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The carrying amount reported in the balance sheet for the convertible note payable-related party approximates its fair value based on the valuation on the issue date as discussed in Note 3 below. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2022 or 2021.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2022 and 2021. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At December 31, 2022 and 2021, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through December 31, 2022.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 at December 31, 2022 and 2021. No provision for doubtful accounts was required at December 31, 2022 nor December 31, 2021.

As of December 31, 2022 and 2021, and for the years then ended, the Company had no customers or revenue.

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

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $1,600 for each of the years ended December 31, 2022 and 2021.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The Company anticipates receiving revenue from licensing its software to customers. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company recognized no revenue from licensing fees during each of the years ended December 31, 2022 and 2021, respectively.

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

On June 3, 2022, the Company entered into a settlement agreement with Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) the elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) the elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) an amended employment agreement to set his salary at $1 per year beginning in June of 2022. The convertible note bears interest at the rate of eight percent (8%) per annum.

The Company believes the convertible note’s standalone value to be minimal given the current financial position of the Company. Therefore, the Company estimated the value of the conversion feature using the fair value of the equity shares that the convertible note could be converted into on the date the note was issued. Per ASC 470-20-30-25, the fair value of a convertible note at date of issuance shall be deemed no less than the fair value of the shares of equity for which it can be converted into if there is no other reliable measure of fair value. The Company’s market price for one share of common stock was $0.287 resulting in a fair value of the convertible note of $31,598,700.

The convertible note fair value was allocated pro-rata between the two instruments being extinguished with the resulting difference being recognized in the statement of operations. Compensation expense relative to the convertible note issued in exchange for the elimination of accrued salary and related expenses owed is $16,071,084 for the year ended December 31, 2022 in the accompanying statements of operations (see Note 3).

On December 9, 2021, the Company granted 2,500,000 non-qualified stock option to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and had an exercise price of $0.0001 per share. The Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock on the grant date and was based on the Black-Scholes method of valuation.

On June 3, 2022, the Company canceled the stock options granted to the Company’s Chief Financial Officer on December 9, 2021.

Stock compensation expense was $16,071,084 and $1,406,250 for the years ended December 31, 2022 and 2021, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2022 and December 31, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

As of December 31, 2022 the Company had a convertible note payable outstanding with a related party that is convertible into 110,100,000 shares of common stock (see Note 3). As of December 31, 2021, dilutive securities consisted of 2,500,000 stock options to purchase common stock. This stock option was canceled on June 3, 2022. The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

Effective January 2022, the Company has elected to early adopt the guidance in ASU 2020-06 which results in no additional accounting for any beneficial conversion features embedded in the convertible note payable issued on June 3, 2022 to a related party (see Note 3).

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the year ended December 31, 2022, Mr. Owens loaned the Company $174,656. The financial statements reflect a “Due to stockholder” liability which was $96,753 and $678,546 at December 31, 2022 and 2021, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Settlement Agreement

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) the elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) the elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) an amended employment agreement to set his salary at $1 per year beginning in June of 2022. The convertible note bears interest at the rate of eight percent (8%) per annum. The interest is accrued from the issue date and payable twenty-four months from the issue date. Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. As of December 31, 2022, the $1,101,000 of principal and $50,556 of accrued interest remains outstanding. Interest expense is $50,556 and $0 for each of the years ended December31, 2022 and 2021, respectively.

The Company believes the convertible note’s standalone value to be minimal given the current financial position of the Company. Therefore, the Company estimated the value of the conversion feature using the fair value of the equity shares that the convertible note could be converted into on the date the note was issued. Per ASC 470-20-30-25, the fair value of a convertible note at date of issuance shall be deemed no less than the fair value of the shares of equity for which it can be converted into if there is no other reliable measure of fair value. The Company’s market price for one share of common stock was $0.287 resulting in a fair value of the convertible note of $31,598,700.

The convertible note fair value was allocated pro-rata between the two instruments being extinguished with the resulting difference being recognized in the statement of operations. Compensation expense relative to the convertible note issued in exchange for the elimination of accrued salary and related expenses owed is $16,071,084 and $0 for the years ended December 31, 2022 and 2021, respectively, in the accompanying statements of operations. Loss on extinguishment of debt relative to the convertible note issued in exchange for advances owed to Mr. Owens is $13,896,333 and $0 for the years ended December 31, 2022 and 2021, respectively.

The Company notes that if a convertible debt instrument is issued at a substantial premium compared to the principal (or par) amount to be settled at maturity, ASC 470-20-25-13 indicates that there is a presumption that the substantial premium should be recognized in equity as paid-in capital Therefore, the convertible note was recorded at $1,101,000 and $0 on the accompanying balance sheets at December 31, 2022 and 2021, respectively, and additional paid-in-capital was increased by $30,497,701, which also includes the $530,284 of total liabilities outstanding with Mr. Owens in excess of the face value of the convertible note of $1,101,000 that was forgiven by Mr. Owens upon settlement.

The financial statements reflect a “Due to stockholder” liability which was $96,753 and $678,546 at December 31, 2022 and 2021, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 8 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance. As of December 31, 2022 and 2021, the accrued salaries resulting from these employment agreements were $1,866,000 and $1,950,000, respectively, and the accrued auto allowances were $52,200 and $59,400, respectively, which have been included in accrued salaries and related expenses on the accompanying balance sheets. As of December 31, 2022 and 2021, payroll taxes in the amount of $122,230 and $82,623, respectively, have also been accrued related to these employment agreements. The salaries and related expenses related to these agreements for the years ended December 31, 2022 and 2021, were $914,440 and $1,125,786, respectively, and have been presented as salaries and related expense on the accompanying statements of operations. During the years ended December 31, 2022 and 2021, Mr. Hutchins was paid $84,000 and $66,000, respectively, of his salary and $7,200 and $5,400 in auto allowances, respectively. See disclosure above for accrued salary and related expenses settled with Mr. Owens during the year ended December 31, 2022.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $ 20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. There were no payments made in the years ended December 31, 2022 and 2021, under the license agreement.

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

-to give Licensor (Soft Tech) right to terminate the agreement upon:

- change in executive management of Company

- sale of majority interest in Company to a third party

- there is a Change of Control in the Company

NOTE 4 – LEASES

As of December 31, 2022, the Company has one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2022 and 2021, the unamortized right-of-use assets resulting from the copier lease were $2,347 and $3,858, respectively, and the copier lease liabilities were $2,389 and $3,931, respectively. During each of the years ended December 31, 2022 and 2021, the Company recorded $1,753 as operating lease expense which is included in general and administrative expenses on the statement of operations.

The term of the lease is 60 months with no extension or buy-out provision at lease end. The monthly lease payments are $149. The Company utilized an incremental borrowing rate of 7.5% to determine the present value of the lease liability associated with this copier lease.

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under the noncancelable copier operating lease to the total operating lease liabilities recognized on the balance sheet as of December 31, 2022:

Year	Undiscounted Lease Payments
2023	1,783
2024	743
Total	2,526
Less: present value discount	(137)
Total operating lease liabilities	$2,389

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. As of December 31, 2022, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

On June 14, 2022, the Certificate of Designations was amended with the Secretary of State of Wyoming to remove the prohibition of transfer rights of the Series A Preferred Stock.

Common Stock

As of December 31, 2022 and 2021, the Company had 139,900,000 issued and outstanding shares of common stock. There were no issuances of common stock during the years ended December 31, 2022 and 2021.

Settlement Agreement

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) the elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) the elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) an amended employment agreement to set his salary at $1 per year beginning in June of 2022. As a result of this agreement, additional paid-in-capital was increased by $30,497,701 on the accompanying balance sheet as of December 31, 2022 (see Note 3 for details of this agreement).

Stock Option Grant

On December 9, 2021, the Company issued 2,500,000 non-qualified options to purchase the Company’s common stock to its Chief Financial Officer. The options were fully vested as of the grant date and have an exercise price of $0.0001 per share. Given the exercise price is equal to par value, the Company valued the option grant at $0.5625 per option, which was the market price of the underlying stock as quoted on the OTC market on the grant date. The total value of $1,406,250 of the option grant was recorded as an increase to additional paid-in-capital and stock compensation expense at December 31, 2021.

On June 3, 2022, the Company canceled the stock options granted to the Company’s Chief Financial Officer on December 9, 2021. The cancellation of the option grant had no impact on the Company’s financial statements as the estimated fair value of the option was expensed immediately when granted during the year ended December 31, 2021.

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2022	12/31/2021
U.S statutory rate	21.000%	21.000%
Florida state corporate income tax rate	5.5%	3.535%
Total statutory tax rates	26.5%	24.535%
Less valuation allowance	-26.5%	-24.535%
Net	-	-

At December 31, 2022, the Company has a tax loss carryover of approximately $1,262,000 available to offset future income for income tax reporting purposes. Loss carryovers of $106,617 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $1,155,781 generated in tax years 2018 – 2022 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary against the deferred tax assets arising from the net operating losses as of December 31, 2022 and 2021 due to the uncertainty of the Company being able to generate future taxable income.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2022 and 2021, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

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

Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent Events

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $55,657 subsequent to December 31, 2022 through the date of this report.

