Form 10-Q
period 2023-06-30
Webstar Technology Group Inc.
filed 2023-08-11
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2023

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

As of August 12, 2023, there were 158,271,000, shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$970	$178
Prepaid expenses	9,998	498
Total current assets	10,968	676
Noncurrent assets
Right-of-use assets	-	2,347
Intangible asset - net of accumulated amortization of $16,000 and $15,200 at June 30, 2023 and December 31, 2022, respectively	800	1,600
Total assets	$11,768	$4,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$25,839	$44,343
Accrued salaries and related expenses	2,711,131	2,349,874
Accrued interest - related party	3,990	50,556
Due to stockholder	211,513	96,753
Lease liability	-	1,660
Total current liabilities	2,952,473	2,543,186
Noncurrent liabilities
Lease liability - net of current portion	-	729
Convertible note payable – related party	1,000,000	1,101,000
Total liabilities	3,952,473	3,644,915

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 158,271,000 and 139,900,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	15,827	13,990
Additional paid-in-capital	38,750,207	38,568,334
Accumulated deficit	(42,706,739)	(42,222,616)
Total stockholders’ deficit	(3,940,705)	(3,640,292)
Total liabilities and stockholders’ deficit	$11,768	$4,623

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Salaries and related expense	193,470	16,326,868	387,857	16,618,449
General and administrative	24,220	17,328	60,121	55,611
Total operating expenses	217,690	16,344,196	447,978	16,674,060
Operating loss	(217,690)	(16,344,196)	(447,978)	(16,674,060)

Other expense
Loss on extinguishment of debt with a related party	-	(13,896,333)	-	(13,896,333)
Interest expense – related party	(14,125)	(6,516)	(36,145)	(6,516)
Total other expense	(14,125)	(13,902,849)	(36,145)	(13,902,849
Net loss before taxes	(231,815)	(30,247,045)	(484,123)	(30,576,909)
Income tax expense	-	-	-	-
Net loss	$(231,815)	$(30,247,045)	$(484,123)	$(30,576,909)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic	149,792,077	139,900,000	144,873,365	139,900,000

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	$1,000	$-	139,900,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)
Net loss	-	-	-	-	-	(252,308)	(252,308)
Balance at March 31, 2023	1,000	-	139,900,000	13,990	38,568,334	(42,474,924)	(3,892,600)
Partial conversion of convertible note payable to related party	-	-	18,371,000	1,837	181,873	-	183,710
Net loss	-	-	-	-	-	(231,815)	(231,815)
Balance at June 30, 2023	1,000	-	158,271,000	$15,827	$38,750,207	$(42,706,739)	$(3,940,705)

Balance at December 31, 2021	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,202,076)	$(3,117,453)
Net loss	-	-	-	-	-	(329,864)	(329,864)
Balance at March 31, 2022	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,531,940)	$(3,447,317)
Loss on extinguishment of liabilities and stock based compensation with related party	-	-	-	-	30,497,700	-	30,497,700
Net loss	-	-	-	-	-	(30,247,045)	(30,247,045)
Balance at June 30, 2022	1,000	$-	139,900,000	$13,990	$38,568,333	$(41,778,985)	$(3,196,662)

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(484,123)	$(30,576,909)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation and loss on extinguishment of debt	-	29,967,417
Amortization expense	800	800
Change in assets and liabilities
Accounts receivable	-	-
Prepaid expenses	(9,500)	(6,028)
Accounts payable	(18,504)	(5,206)
Accrued salaries and related expenses	361,257	501,765
Accrued interest – related party	36,144	6,516
Lease liabilities	(42)	(15)
Cash used in operating activities	(113,968)	(111,660)

Cash flows from financing activities
Advances from stockholder	114,760	111,815
Net cash provided by financing activities	114,760	111,815
Net increase in cash	792	155
Cash at beginning of the period	178	439
Cash at end of the period	$970	$594

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-Cash investing and financing activities
Conversion of notes payable into common stock	$183,710	$-
Reclassifications of accrued salary and related expenses and advances due to related party to additional paid-in-capital upon settlement	$-	$530,283
Issuance of convertible note payable for accrued salary and advances due to related party	$-	$1,101,000

The accompanying condensed notes are an integral part of these unaudited financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited financial statements are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 which was filed with the SEC on April 14, 2023.

Liquidity, Going Concern and Uncertainties

These unaudited financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2023, the Company had an accumulated deficit of $42,706,739 and has incurred a net loss of $484,123 for the six months ended June 30, 2023. Additionally, the Company had negative cash flows from operations of $113,968 for the six months ended June 30, 2023 and the Company had a working capital deficit at June 30, 2023 of $2,941,505. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2023 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and a convertible note payable with a related party.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The carrying amount reported in the balance sheet for the convertible note payable-related party approximates its fair value based on the valuation on the issue date as discussed in Note 3 below. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at June 30, 2023 and December 31, 2022. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At June 30, 2023 and December 31, 2022, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through June 30, 2023.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 at June 30, 2023 and December 31, 2022. No provision for doubtful accounts was deemed necessary at June 30, 2023 or December 31, 2022.

As of June 30, 2023 and 2022, and for the three and six months then ended, the Company had no customers or revenue.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the balance sheets. The Company leases office equipment used to conduct our business.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations.

The Company transferred its leased copy machine to a related party on April 1, 2023. As of April 1, 2023, the Company has no leased assets. There was no gain or loss to the Company related to the transfer of the lease.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $400 and $800 for each of the three and six month periods ended June 30, 2023 and 2022, respectively.

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

The Company recognized no revenue from licensing fees during each of the three and six month periods ended June 30, 2023 and 2022, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

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

As of June 30, 2023 and December 31, 2022, the Company had a convertible note outstanding with a related party. For the three and six month periods ended June 30, 2023, the note was convertible into 100,000,000 shares of common stock. For the three and six month periods ended June 30, 2022, the note was convertible into 110,100,000 shares of common stock. (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder and Convertible Note Payable

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the six months ended June 30, 2023, Mr. Owens loaned the Company $114,760. The unaudited financial statements reflect a “Due to stockholder” liability which was $211,513 and $96,753 at June 30, 2023 and December 31, 2022, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) amended his employment agreement to set his salary at $1 per year beginning in June of 2022. The convertible note bears interest at the rate of eight percent (8%) per annum. The interest is accrued from the issue date and payable twenty-four months from the issue date. Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. Mr. Owens subsequently transferred the note to the Frank Perone Trust, which he controls.

On May 15, 2023, the Frank Perone Trust partially converted $101,000 of the note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion rate of $0.01 per share, in accordance with the Note’s convertible provision. There was no gain or loss related to the partial conversion.

As of June 30, 2023, $1,000,000 of the note’s principal remains outstanding and $1,101,000 was outstanding at December 31, 2022. Accrued interest related to this note was $3,990 and $50,556 as of June 30, 2023 and December 31, 2022, respectively, on the accompanying unaudited balance sheets. Interest expense was $14,125 and $36,144 for the three and six months ended June 30, 2023, respectively, and $6,516 for the three and six months ended June 30, 2022 on the accompanying unaudited statements of operations.

The Company believes the convertible note’s standalone value to be minimal given the current financial position of the Company. Therefore, the Company estimated the value of the conversion feature using the fair value of the equity shares that the convertible note could be converted into on the date the note was issued. Per ASC 470-20-30-25, the fair value of a convertible note at date of issuance shall be deemed no less than the fair value of the shares of equity for which it can be converted into if there is no other reliable measure of fair value. The Company’s market price at date of issue for one share of common stock was $.287 resulting in a fair value of the convertible note of $31,598,700 at date of issue.

With the valuation of the convertible note determined, the convertible note fair value was allocated pro-rata between the two instruments being extinguished with the resulting difference being recognized in the statement of operations. Compensation expense relative to the convertible note issued in exchange for the elimination of accrued salary and related expenses owed is $0 for the three and six months ended June 30, 2023 and $16,071,084 for the three and six months ended June 30, 2022 in the accompanying unaudited statements of operations. Loss on extinguishment of debt relative to the convertible note issued in exchange for advances owed to Mr. Owens is $0 for the three and six months ended June 30, 2023 and $13,896,333 for the three and six months ended June 30, 2022.

The Company notes that if a convertible debt instrument is issued at a substantial premium compared to the principal (or par) amount to be settled at maturity, ASC 470-20-25-13 indicates that there is a presumption that the premium should be recognized in equity as paid-in capital, if substantial. Such is the case here. The convertible note was recorded at $1,101,000 on the accompanying unaudited balance sheet at June 30, 2022, and additional paid-in-capital was increased by $30,497,700, which also includes the $530,284 of total liabilities outstanding with Mr. Owens in excess of the face value of the convertible note of $1,101,000 on the accompanying unaudited balance sheet as of June 30, 2022.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance. As of June 30, 2023 and December 31, 2022, the accrued salaries resulting from these employment agreements were $2,191,500 and $1,866,000, respectively, and the accrued auto allowances were $62,100 and $52,200, respectively, and have been included in accrued salaries and related expenses on the accompanying unaudited balance sheets. As of June 30, 2023 and December 31, 2022, payroll taxes in the amount of $148,087 and $122,230, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of June 30, 2023 and December 31, 2022, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and six months ended June 30, 2023 were $193,470 and $387,857, respectively, and $16,326,868 and $16,618,449 for the three and six months ended June 30, 2022, respectively, and are included on the accompanying unaudited statements of operations. During the three and six months ended June 30, 2023, Mr. Hutchins was paid $10,500 and $24,500, respectively, of his salary and $900 and $2,100, respectively, in auto allowances. During the three and six months ended June 30, 2022, Mr. Hutchins was paid $21,000 and $42,000, respectively, of his salary and $1,800 and $3,600, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

The employment agreements contain a termination provision that states if employment is terminated by the Company, without cause, the employee is entitled to severance pay equal to one year of the employee’s annual salary. If the termination is due to a change of control, the employee is entitled to severance pay equal to two years of the employee’s salary. See Note 6. The CEO, CFO and Board of Directors do not anticipate the termination of either of these agreements without cause or that there will be a change of control and therefore, have not accrued any provision for the termination of the employment agreements.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of June 30, 2023, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated.

NOTE 4 – LEASES

As of June 30, 2023, the Company has no leases. The Company transferred its copy machine and related lease to the Frank Perone Trust, a related party. There was no gain or loss associated with the transfer of the lease.

As of December 31, 2022, the Company had one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2023, the Company recorded $0 and $438, respectively, and $438 and $876, respectively, for the three and six months ended June 30, 2022 as operating lease expense which is included in general and administrative expenses on the unaudited statements of operations. As of June 30, 2023 and December 31, 2022, the unamortized right-of-use assets resulting from the lease was $0 and $2,347, respectively, and the lease liabilities were $0 and $2,389, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no conversion rights, no dividends, and no liquidation preference. As of June 30, 2023, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had 158,271,000 and 139,900,000, respectively, issued and outstanding shares of common stock. On May 15, 2023, 18,371,000 shares of the Company’s common stock were issued to the Frank Perone Trust for a partial conversion of a convertible note pursuant to the conversion provisions of the note (see Note 3).

Settlement Agreement

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) the elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) the elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) an amended employment agreement to set his salary at $1 per year beginning in June of 2022. As a result of this agreement, additional paid-in-capital was increased by $30,497,700 on the accompanying unaudited balance sheet as of December 31, 2022 (see Note 3 for details of this agreement).

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

Refer to Note 3 for amounts related to the Owens, Roberts, and Hutchins employment agreements included in the accompanying unaudited financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020. In 2023, the Company is taking a three-pronged approach to commercialize its business: 1) sub-license the Gigabyte Slayer and WARP-G software; 2) acquire rights to additional technology; 3) sell the right to sublicense the software.

Recent Developments

On May 15, 2023, the Frank Perone Trust partially converted $101,000 of the note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion price of $0.01 in accordance with the Note’s convertible provision.

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

Results of Operations for the three and six months ended June 30, 2023 and 2022

Revenue

Revenue was $0 for the three and six-month periods ended June 30, 2023 and 2022. In January 2021, the Company lost its only customer for the eCampus software thereby causing the drop in revenue. Gross profit was $0 for the three and six months ended June 30, 2023 and 2022.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, and general and administrative expenses were $217,690 and $16,344,196 for the three months ended June 30, 2023 and 2022, respectively, and $447,978 and $16,674,060 for the six months ended June 30, 2023 and 2022, respectively. The decreases are primarily attributable to the settlement agreement in 2022 with Mr. Owens which resulted in a significant loss on extinguishment of liabilities and compensation expense, decreases in transfer agent fees, and internet and office expenses, partially offset by increases in accounting and legal fees.

Net Loss

The net loss was $231,815 and $30,247,045 for the three months ended June 30, 2023 and 2022, respectively, and $484,123 and $30,576,909 for the six months ended June 30, 2023 and 2022, respectively. The decreases are primarily attributable to the settlement agreement in 2022 with Mr. Owens which resulted in a significant loss on extinguishment of liabilities and compensation expense and decreases in transfer agent fees, internet fees and office expense, partially offset by increases in interest expense and legal and accounting fees.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2023, our working capital deficit amounted to $2,941,505 an increase of $398,995 as compared to working capital deficit of $2,542,510 as of December 31, 2022. This increase in working capital deficit is primarily a result of the increases in accrued salaries and related expenses, and borrowings from our majority stockholder, and partially offset by increases in cash and prepaid expenses and decreases in accounts payable and accrued interest.

Net cash used in operating activities was $113,968 during the six months ended June 30, 2023 compared to $111,660 for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily attributable to decreases in accounts payable and accrued interest and an increase in prepaid expenses and partially offset by an increase in accrued salaries and related expenses.

Net cash provided by financing activities was $114,760 during the six months ended June 30, 2023 compared to $111,815 in the six months ended June 30, 2022. The increase in cash from financing activities was the result of an increase in cash advances received from our controlling stockholder.

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated adequate revenues to enable profitability. Based on the current business plans and the Company’s operating requirements, management believes that the current cash balance will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the six-month period ended June 30, 2023 of $484,123 and an accumulated deficit as of June 30, 2023 of $42,706,739. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited financial statements included herein for the six month period ended June 30, 2023 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2022 and 2021. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Use of Estimates

The preparation of the unaudited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets, fair value of preferred stock, and a convertible note with a related party.

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

The Company recognized no revenue from licensing fees during each of the three month periods ended June 30, 2023 and 2022, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the unaudited balance sheets. The Company leased office equipment used to conduct our business. The lease was transferred to a related party on April 1, 2023.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations. During the three and six months ended June 30, 2023, the Company recorded $0 and $438, respectively, and $438 and $876, respectively, for the three and six months ended June 30, 2023 as operating lease expense which is included in general and administrative expenses on the unaudited statements of operations. As of June 30, 2023 and December 31, 2022, the unamortized right-of-use assets resulting from the lease was $0 and $2,347, respectively, and the lease liabilities were $0 and $2,389, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: August 11, 2023	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: August 11, 2023	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

