Form 10-Q
period 2023-09-30
Webstar Technology Group Inc.
filed 2023-11-13
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2023

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

As of November 13, 2023, there were 158,271,000, shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$170	$178
Prepaid expenses	5,745	498
Total current assets	5,915	676
Noncurrent assets
Right-of-use assets	-	2,347
Intangible asset - net of accumulated amortization of $16,400 and $15,200 at September 30, 2023 and December 31, 2022, respectively	400	1,600
Total assets	$6,315	$4,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$26,390	$44,343
Accrued salaries and related expenses	2,890,868	2,349,874
Accrued interest - related party	23,990	50,556
Due to stockholder	225,173	96,753
Lease liability	-	1,660
Total current liabilities	3,166,421	2,543,186
Noncurrent liabilities
Lease liability - net of current portion	-	729
Convertible note payable – related party	1,000,000	1,101,000
Total liabilities	4,166,421	3,644,915

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 158,271,000 and 139,900,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15,827	13,990
Additional paid-in-capital	38,750,207	38,568,334
Accumulated deficit	(42,926,140)	(42,222,616)
Total stockholders’ deficit	(4,160,106)	(3,640,292)
Total liabilities and stockholders’ deficit	$6,315	$4,623

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Salaries and related expense	183,537	183,538	571,394	16,801,986
General and administrative	15,864	15,894	75,985	71,506
Total operating expenses	199,401	199,432	647,379	16,873,492
Operating loss	(199,401)	(199,432)	(647,379)	(16,873,492)

Other expense
Loss on extinguishment of debt with a related party	-	-	-	(13,896,333)
Interest expense – related party	(20,000)	(22,020)	(56,145)	(28,536)
Total other expense	(20,000)	(22,020)	(56,145)	(13,924,869
Net loss before taxes	(219,401)	(221,452)	(703,524)	(30,798,361)
Income tax expense	-	-	-	-
Net loss	$(219,401)	$(221,452)	$(703,524)	$(30,798,361)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding-basic and diluted	158,271,000	139,900,000	149,388,319	139,900,000

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,000	$-	139,900,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)
Net loss	-	-	-	-	-	(252,308)	(252,308)
Balance at March 31, 2023	1,000	-	139,900,000	13,990	38,568,334	(42,474,924)	(3,892,600)
Partial conversion of convertible note payable to related party	-	-	18,371,000	1,837	181,873	-	183,710
Net loss	-	-	-	-	-	(231,815)	(231,815)
Balance at June 30, 2023	1,000	-	158,271,000	15,827	38,750,207	(42,706,739)	(3,940,705)
Net loss	-	-	-	-	-	(219,401)	(219,401)
Balance at September 30, 2023	1,000	$-	158,271,000	$15,827	$38,750,207	$(42,926,140)	$(4,160,106)

Balance at December 31, 2021	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,202,076)	$(3,117,453)
Net loss	-	-	-	-	-	(329,864)	(329,864)
Balance at March 31, 2022	1,000	-	139,900,000	13,990	8,070,633	(11,531,940)	(3,447,317)
Loss on extinguishment of liabilities and stock based compensation with related party	-	-	-	-	30,497,700	-	30,497,700
Net loss	-	-	-	-	-	(30,247,045)	(30,247,045)
Balance at June 30, 2022	1,000	-	139,900,000	13,990	38,568,333	(41,778,985)	(3,196,662)
Net loss	-	-	-	-	-	(221,452)	(221,452)
Balance at September 30, 2022	1,000	$-	139,900,000	$13,990	$38,568,333	$(42,000,437)	$(3,418,114)

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(703,524)	$(30,798,361)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation and loss on extinguishment of debt	-	29,967,417
Amortization expense	1,200	1,200
Change in assets and liabilities
Prepaid expenses	(5,247)	(2,679)
Accounts payable	(17,953)	(8,140)
Accrued salaries and related expenses	540,994	662,502
Accrued interest – related party	56,144	28,536
Lease liabilities	(42)	(22)
Net cash used in operating activities	(128,428)	(149,547)

Cash flows from financing activities
Advances from stockholder	128,420	149,440
Net cash provided by financing activities	128,420	149,440
Net decrease in cash	(8)	(107)
Cash at beginning of the period	178	439
Cash at end of the period	$170	$332

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-Cash investing and financing activities
Conversion of notes payable into common stock	$183,710	$-
Reclassifications of accrued salary and related expenses and advances due to related party to additional paid-in-capital upon settlement	$-	$530,283
Issuance of convertible note payable for accrued salary and advances due to related party	$-	$1,101,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited financial statements are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2022 which was filed with the SEC on April 14, 2023.

Liquidity, Going Concern and Uncertainties

These unaudited financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2023, the Company had an accumulated deficit of $42,926,140 and has incurred a net loss of $703,524 for the nine months ended September 30, 2023. Additionally, the Company had negative cash flows from operations of $128,428 for the nine months ended September 30, 2023 and the Company had a working capital deficit at September 30, 2023 of $3,160,506. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at September 30, 2023 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The carrying amount reported in the balance sheet for the convertible note payable-related party approximates its fair value based on the valuation on the issue date as discussed in Note 3 below. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at September 30, 2023 and December 31, 2022. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At September 30, 2023 and December 31, 2022, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through September 30, 2023.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. If accounts receivable are not paid within 90 days of billing, an allowance for doubtful accounts will be established. Accounts receivable were $0 at September 30, 2023 and December 31, 2022. No provision for doubtful accounts was deemed necessary at September 30, 2023 or December 31, 2022.

As of September 30, 2023 and 2022, and for the three and nine months then ended, the Company had no customers or revenue.

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

The Company transferred its leased copy machine to a related party on April 1, 2023. As of September 30, 2023, the Company has no leased assets. There was no gain or loss to the Company related to the transfer of the lease.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $400 and $1,200 for each of the three and nine month periods ended September 30, 2023 and 2022, respectively.

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

The Company recognized no revenue from licensing fees during each of the three and nine month periods ended September 30, 2023 and 2022, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

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

As of September 30, 2023 and December 31, 2022, the Company had a convertible note outstanding with a related party. For the three and nine month periods ended September 30, 2023, the note was convertible into 100,000,000 shares of common stock. For the three and nine month periods ended September 30, 2022, the note was convertible into 110,100,000 shares of common stock. (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder and Convertible Note Payable

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the nine months ended September 30, 2023, Mr. Owens loaned the Company $132,420. The unaudited financial statements reflect a “Due to stockholder” liability which was $225,173 and $96,753 at September 30, 2023 and December 31, 2022, respectively, representing advances that remain due to Mr. Owens. The loans from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens.

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

As of September 30, 2023, $1,000,000 of the note’s principal remains outstanding and $1,101,000 was outstanding at December 31, 2022. Accrued interest related to this note was $23,990 and $50,556 as of September 30, 2023 and December 31, 2022, respectively, on the accompanying unaudited balance sheets. Interest expense was $20,000 and $56,145 for the three and nine months ended September 30, 2023, respectively, and $22,020 and $28,536 for the three and nine months ended September 30, 2022, respectively, on the accompanying unaudited statements of operations.

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

With the valuation of the convertible note determined, the convertible note fair value was allocated pro-rata between the two instruments being extinguished with the resulting difference being recognized in the statement of operations. Compensation expense relative to the convertible note issued in exchange for the elimination of accrued salary and related expenses owed is $0 for the three and nine months ended September 30, 2023, and $ 0 and $16,071,084 for the three and nine months ended September 30, 2022, respectively, in the accompanying unaudited statements of operations. Loss on extinguishment of debt relative to the convertible note issued in exchange for advances owed to Mr. Owens is $0 for the three and nine months ended September 30, 2023, and $0 and $13,896,333 for the three and nine months ended September 30, 2022, respectively.

The Company notes that if a convertible debt instrument is issued at a substantial premium compared to the principal (or par) amount to be settled at maturity, ASC 470-20-25-13 indicates that there is a presumption that the premium should be recognized in equity as paid-in capital, if substantial. Such is the case here. The convertible note was recorded at $1,101,000 on the accompanying unaudited balance sheet at September 30, 2022, and additional paid-in-capital was increased by $30,497,700, which also includes the $530,284 of total liabilities outstanding with Mr. Owens in excess of the face value of the convertible note of $1,101,000 on the accompanying unaudited balance sheet as of September 30, 2022.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance. As of September 30, 2023 and December 31, 2022, the accrued salaries resulting from these employment agreements were $2,363,000 and $1,866,000, respectively, and the accrued auto allowances were $67,800 and $52,200, respectively, and have been included in accrued salaries and related expenses on the accompanying unaudited balance sheets. As of September 30, 2023 and December 31, 2022, payroll taxes in the amount of $150,624 and $122,230, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of September 30, 2023 and December 31, 2022, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and nine months ended September 30, 2023 were $183,537 and $571,394, respectively, and $183,538 and $16,801,986 for the three and nine months ended September 30, 2022, respectively, and are included on the accompanying unaudited statements of operations. During the three and nine months ended September 30, 2023, Mr. Hutchins was paid $3,500 and $28,000, respectively, of his salary and $300 and $2,400, respectively, in auto allowances. During the three and nine months ended September 30, 2022, Mr. Hutchins was paid $21,000 and $63,000, respectively, of his salary and $1,800 and $5,400, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

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

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of September 30, 2023, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated.

NOTE 4 – LEASES

As of September 30, 2023, the Company has no leases. The Company transferred its copy machine and related lease to the Frank Perone Trust, a related party. There was no gain or loss associated with the transfer of the lease.

As of December 31, 2022, the Company had one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2023, the Company recorded $0 and $438, respectively, and $438 and $1,314, respectively, for the three and nine months ended September 30, 2022 as operating lease expense which is included in general and administrative expenses on the unaudited statements of operations. As of September 30, 2023 and December 31, 2022, the unamortized right-of-use assets resulting from the lease was $0 and $2,347, respectively, and the lease liabilities were $0 and $2,389, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no conversion rights, no dividends, and no liquidation preference. As of September 30, 2023, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

Common Stock

As of September 30, 2023 and December 31, 2022, the Company had 158,271,000 and 139,900,000, respectively, issued and outstanding shares of common stock. On May 15, 2023, 18,371,000 shares of the Company’s common stock were issued to the Frank Perone Trust for a partial conversion of a convertible note pursuant to the conversion provisions of the note (see Note 3).

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

Results of Operations for the three and nine months ended September 30, 2023 and 2022

Revenue

Revenue was $0 for the three and nine-month periods ended September 30, 2023 and 2022. In January 2021, the Company lost its only customer for the eCampus software thereby causing the drop in revenue. Gross profit was $0 for the three and nine months ended September 30, 2023 and 2022.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, and general and administrative expenses were $199,401 and $199,432 for the three months ended September 30, 2023 and 2022, respectively, and $647,379 and $16,873,492 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the nine month periods is primarily attributable to the settlement agreement in 2022 with Mr. Owens which resulted in a significant loss on extinguishment of liabilities and compensation expense, and decreases in internet and office expenses, partially offset by increases in legal fees and transfer agent fees.

Net Loss

The net loss was $219,401 and $221,452 for the three months ended September 30, 2023 and 2022, respectively, and $703,524 and $30,798,361 for the nine months ended September 30, 2023 and 2022, respectively. The decreases are primarily attributable to the settlement agreement in 2022 with Mr. Owens which resulted in a significant loss on extinguishment of liabilities and compensation expense and decreases in internet fees and office expense, partially offset by increases in interest expense and legal fees.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2023, our working capital deficit amounted to $3,160,506 an increase of $617,996 as compared to working capital deficit of $2,542,510 as of December 31, 2022. This increase in working capital deficit is primarily a result of the increases in accrued salaries and related expenses, borrowings from our majority stockholder and an increase in accrued interest, and partially offset by increases in prepaid expenses and a decrease in accounts payable.

Net cash used in operating activities was $128,428 during the nine months ended September 30, 2023 compared to $149,547 for the nine months ended September 30, 2022. The decrease in cash used in operating activities was primarily attributable to increases in accrued salaries and related expenses and accrued interest, partially offset by increases in prepaid expenses and a decrease in accounts payable.

Net cash provided by financing activities was $128,420 during the nine months ended September 30, 2023 compared to $149,440 in the nine months ended September 30, 2022. The decrease in cash from financing activities was the result of a decrease in cash advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the nine-month period ended September 30, 2023 of $703,524 and an accumulated deficit as of September 30, 2023 of $42,926,140. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited financial statements included herein for the nine month period ended September 30, 2023 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2022 and 2021. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company recognized no revenue from licensing fees during each of the three month periods ended September 30, 2023 and 2022, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the unaudited balance sheets. The Company leased office equipment used to conduct our business. The lease was transferred to a related party on April 1, 2023.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations. During the three and nine months ended September 30, 2023, the Company recorded $0 and $438, respectively, and $438 and $1,314, respectively, for the three and nine months ended September 30, 2023 as operating lease expense which is included in general and administrative expenses on the unaudited statements of operations. As of September 30, 2023 and December 31, 2022, the unamortized right-of-use assets resulting from the lease were $0 and $2,347, respectively, and the lease liabilities were $0 and $2,389, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is a party adverse to the Company or has a material interest adverse to our interest.

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

Webstar Technology Group, Inc.

Dated: November 13, 2023	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: November 13, 2023	By:	/s/ Harold E. Hutchins
Harold E. Hutchins
Chief Financial Officer
(principal financial and accounting officer)

