Form 10-K
period 2023-12-31
Webstar Technology Group Inc.
filed 2024-03-29
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Webstar Technology Group, Inc.
(Name of Registrant As Specified In Its Charter)

Wyoming	000-56268	37-1780261
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

330 112th Ave NE #300 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(904) 312-9681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,680,450.

As of March 29, 2024, there were 158,271,000 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

Our principal office is located at 330 112th Ave NE #300, Bellevue, WA 98004. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

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

Employees

As of the date of this report we have two full-time employees and one contractor. We currently rely on our President and Chief Executive Officer (“CEO”), Don D. Roberts and our Chief Technology Officer (“CTO”), James Owens to manage all aspects of our business. Our former Chief Financial Officer (“CFO”) Harold E. Hutchins submitted his resignation effective March 4, 2024. We are currently utilizing an external consultant on a contract basis to fulfill the responsibilities of the CFO.

Our executive officers are engaged by the company under employment agreements and provide services on an as needed basis as agreed to between us and the executive. The salaries of the CEO and CTO are not currently being paid but are being accrued. In June 2022, the annual salary of our CTO was reduced to $1. Prior to the CFO resigning, the CFO’s salary was partially being paid in cash and the rest accrued. Upon the Company having secured sufficient funds to support its continued business operations, all executive officers of the Company will be obligated to devote their full working time and attention to the business and affairs of the Company for the remaining term of their employment agreements. We intend to hire additional employees on an as-needed basis as our business expands.

Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Properties

Our principal offices are located at 330 112th Ave NE #300, Bellevue, WA 98004. Our telephone number is 1.888.405.7860. These offices are leased by Mr. Ownes and provided to the Company free of charge until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

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

Since our inception on March 10, 2015 through December 31, 2023 we have generated minimal revenues and incurred cumulative losses of $43,137,416. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Furthermore, with any business, there is a substantial risk that the business will fail. The majority of new businesses fail due to many factors, including, but not limited to, lack of capital, failure to successfully integrate a new management team, unexpected delays, more intense competition, and many of the other risk factors discussed below. Investors in our company should only invest if they are able to bear the loss of their entire investment.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

None of our officers and directors devote all of their time to our business but intend to do so once we obtain sufficient working capital to pursue our plan of operation. However, there can be no assurance that we’ll be able to obtain sufficient working capital. All our executive officers are engaged by the company under employment agreements and provide services on an as needed basis as agreed to between us and the executive. The salaries of the CEO and CTO are not currently being paid but are being accrued. Prior to the CFO resigning, effective March 4, 2024, the CFO’s salary was being partially paid in cash and the remaining portion accrued. If business develops faster than anticipated, the officers and directors will have to retain additional personnel to ensure that it continues as a going concern.

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

Our future business and results of operations depend in significant part upon the continued contributions of our President and Chief Executive Officer, Don D. Roberts. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of certain key employees in managing the planned product acquisitions, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

There has been a limited public market for shares of our common stock. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the purchase price or at the time that they would like to sell or at all. Our stock is currently trading on the OTCQB tier of the OTC Markets Group, Inc. We do not know the extent to which investor interest will lead to the development and maintenance of an active trading market for our common stock. A limited trading volume will adversely impact your ability to sell our shares.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 158,271,000 shares of our common stock outstanding as of the date of this report. 85,466,340 of these shares are tradable without restriction. Given the lack of a trading history of our common stock, resale of even a small number of shares of our common stock may adversely affect the market price of our common stock.

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

Controlling Stockholder has 100% of the voting rights of the Company.

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

James Owens has voting control over 61,280,387 common shares held by the Frank T. Perone Revocable Trust. When added to the voting power of his Series A Preferred Stock, James Owens holds 100% of the voting rights of the Company. Because Mr. Owens has 100% of the voting rights of our stockholders, he will be able to influence the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. If Mr. Owens votes in favor of the foregoing actions, he will have sufficient voting power to approve such actions and no other stockholder approvals will be required.

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

Our amended and restated articles of incorporation as amended authorize the issuance of 300,000,000 shares of common stock. As of the date of this report, we had 158,271,000 shares of common stock outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53, 800-61, rev 2 (“NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements. We use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We have implemented a number of security measures designed to protect its systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, system hardening, penetration testing and privileged access session management. In addition, we have continued its efforts to migrate its platforms to cloud-based computing, which is designed to further strengthen its security posture.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes the following:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Our Board considers cybersecurity risks as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks.

Our Board oversees management’s implementation of our cybersecurity risk management program and receives updates on the cybersecurity risk management program from management at least annually. In addition, management updates the Board regarding any material or significant cybersecurity incidents, as well as incidents with lesser impact potential as necessary.

Ongoing Risks

We have not experienced any material cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

Our principal offices are located at 350 112th Ave NE #300 Bellevue, WA 98004. Our telephone number is 1.888.405.7860. These offices are provided free of charge by Mr. Owens until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

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

Holders of Common Stock

As of March 29, 2024, there were two hundred seventy stockholders of record of our common stock.

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

Securities authorized for issuance under convertible debt instruments

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. During the year ended December 31, 2023, 18,371,000 shares of common stock were issued to Mr. Owens for the conversion of a portion of the two-year convertible note payable and accrued interest held by Mr. Owens totaling $183,710. As of December 31, 2023, the principal outstanding on the two-year convertible note payable is $1,000,000. The principal on the convertible note is convertible into 100,000,000 authorized shares of the Company’s common stock.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At March 29, 2024, we had 158,271,000 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2023 and 2022.

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

In 2023, the Company issued 18,371,000 shares of common stock to Mr. James Owens for the conversion of $101,000 of principal and accrued interest of $82,710 associated with a two-year convertible note held by Mr. James Owens.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2023 and 2022.

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

Overview

Since inception, the Company acquired the Webstar eCampus assets from Webstar Networks, a related party that is controlled by our controlling stockholder, on May 12, 2018 in exchange for issuance of 17,000,000 shares of our common stock. In addition, we signed two letters of intent to license proprietary software from Soft Tech, a related party that is wholly owned by our founder and controlling stockholder James Owens; i.e., Gigabyte Slayer and WARP-G. The Company began to operate and market the Webstar eCampus website on May 12, 2018 when it acquired those assets from Webstar Networks. Previously, we had been focused in large part on organizational activities and the development of our business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software application that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. On April 21, 2020, we entered into the License Agreement with Soft Tech Development Corporation to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the License Agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. See “Item 1 Business”. As of December 31, 2023, we have generated an accumulated deficit of $43,137,416.

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

Results of Operations for the years ended December 31, 2023 and 2022

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, we have had no revenue due to the inability to attract qualified customers to sub-contract our technology. We have funded our operating expenses through loans from our controlling stockholder and accrual of various costs and expenses. Total operating expenses which are comprised of salaries and related expenses and general and administrative expenses were $838,656 and $17,073,651, respectively, which includes $0 and $16,071,084, respectively, of stock based compensation. The decrease is primarily attributable to the stock based compensation expense incurred in 2022 arising from the estimated fair value of a conversion provision embedded in a convertible note payable issued in a settlement agreement with a related party for payment of certain payroll related liabilities. Further, our general and administrative expenses decreased primarily due to a decrease in legal fees, partially offset by increases in accounting and OTC Market listing fees.

The net loss was $914,800 and $31,020,540 for the years ended, 2023 and 2022, respectively. This decrease is primarily a result of the decrease in stock based compensation expense and a loss on extinguishment of debt to a related party arising from a settlement agreement entered with the related party to settle various liabilities owed with the issuance of a convertible note payable in 2022 and partially due to the decrease in general and administrative expense mentioned above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2023, our working capital deficit amounted to $3,371,382 an increase of $828,872 as compared to our working capital deficit of $2,542,510 as of December 31, 2022. This increase is primarily a result of increases in the amount due to stockholder and accrued salaries and related expenses, partially offset by a decrease in accounts payable and accrued interest – related party.

Net cash used in operating activities was $131,929 during the year ended December 31, 2023 compared to $174,917 for the year ended December 31, 2022. The change in cash from operating activities is primarily attributable to decreases in operating expenses.

Net cash provided by financing activities was $131,921 during the year ended December 31, 2023 compared to $174,656 in the year ended December 31, 2022. The change in cash from financing activities was the result of a decrease in cash received from a related party.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Recent Accounting Pronouncements - Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.

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

In January 2022, the Company adopted the guidance in ASU 2020-06 which resulted in no additional accounting for any beneficial conversion features embedded in the convertible notes payable issued on June 3, 2022 to a related party.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted this ASU. The adoption to not have an impact on our financial statements.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023, FASB issued ASU Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

In November 2023 the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

●	significant to the segment,
●	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
●	included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10-K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s financial statements, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1. On June 20, 2023, the Board of Directors of the Company appointed Assurance Dimensions, Inc. and discussed D. Brooks and Associates, CPAs, P.A has their independent registered public accounting firm.

Therefore, the Company’s balance sheets as of December 31, 2023 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended have been audited by Assurance Dimensions, Inc. an independent registered public accounting firm. The Company’s balance sheet as of December 31, 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended have been audited by D. Brooks and Associates, CPAs, P.A., an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; and (ii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2023.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position/Title
James Owens	62	Chairman of the Board of Directors and Chief Technology Officer
Don D. Roberts	74	Chief Executive Officer
Harold E. Hutchins	69	Chief Financial Officer (resigned effective March 4, 2024)
Sanford Simon	70	Director, Chairman of Audit Committee, Member of Compensation Committee
Michael Hendrickson	77	Director, Chairman of Compensation Committee, Member of Audit Committee

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

Effective March 4, 2024, Mr. Hutchins submitted his resignation. The Company is using a consultant on a contract basis to fulfill the duties and responsibilities of the CFO.

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

Communications with the Board of Directors

Stockholders with questions about us are encouraged to contact us by sending communications to the attention of the Chief Executive Officer at 330 112th Ave NE #300, Bellevue, WA 98004. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the board of directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2023.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2023 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Owens(1)	12/31/2023	1	-	-	-	-	1
	12/31/2022	145,834	-	-	16,071,084	5,000	16,221,918

Don D. Roberts(2)	12/31/2023	350,000	-	-	-	12,000	362,000
	12/31/2022	350,000	-	-	-	12,000	362,000

Harold E. Hutchins(3)	12/31/2023	350,000	-	-	-	12,000	362,000
	12/31/2022	350,000	-	-	-	12,000	362,000

(1)	Chief Technology Officer – on June 3, 2022 salary was amended to $1 from $350,000. All salary and other compensation amounts were previously accrued, not paid. Salary related obligations were settled with the CTO on June 3, 2022 through the issuance of a two-year convertible note payable.
(2)	Chief Executive Officer – All amounts accrued, not paid.
(3)	Chief Financial Officer – In 2023 and 2022, $30,400 and $91,200, respectively, was paid, and the remaining amounts not paid were accrued.

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

Harold E. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to Mr. Hutchins a one-time payment equal to one year’s salary or two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. Mr. Hutchins submitted his resignation effective March 4, 2024. As of December 31, 2023, $1,163,800 was accrued to Mr. Hutchins for amounts owed under this employment agreement.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The stock options listed in the table below represent the stock issuable upon conversion of the convertible note payable issued to James Owens under the settlement agreement discussed in Part III, Item 13 of this report.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2023:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James Owens	100,000,000	-	-	0.01	12/3/2025	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At March 29, 2024, we had 158,271,000 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2024 for:

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

Unless otherwise indicated, the business address of each person listed is in care of Webstar Technology Group, Inc., 330 112th Ave NE #300, Bellevue, WA 98004.

	Shares Beneficially Owned		Percentage of Shares(1)
Name of Beneficial Owner
Directors and Named Officers
James Owens	61,280,387	(2)	38.7%
Don D. Roberts	5,400,000	(3)	3.4%
Harold E. Hutchins	250,000	(3)	*
Sanford Simon	1,007,808	(3)	*
Michael Hendrickson	5,500,000	(3)	3.5%
All named executive officers and directors as a group (five persons)	73,438,195		46.4%

(1)	Based on 158,271,000 shares outstanding as of the date of this filing.

(2)	Shares include 97,000,000 shares purchased under the terms of a Subscription Agreement dated March 10, 2015 as founder shares and 21,216,098 shares received in the Company’s common stock dividend on April 21, 2020. Out of these shares, Mr. Owens contributed 68,216,098 shares to Webstar Networks and 49,409,387 to a revocable trust he controls. Webstar Networks distributed all 89,524,996 shares it held in the Company to its shareholders, which did not include Mr. Owens, in a liquidating distribution. Based on his ownership and voting rights of his Series A Preferred Stock in the Company along with the common shares beneficially owned in the trust, Mr. Owens controls 100% of the voting rights in the Company.

(3)	Shares received in liquidating distribution of Webstar Networks Corporation

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2023, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2023.

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

James Owens, the controlling stockholder of the Company, has loaned the Company money on an as needed basis. As of December 31, 2023, the total amount outstanding from these working capital loans is $228,674. The advances from Mr. Owens are pursuant to an oral agreement, are non-interest bearing and payable upon demand by Mr. Owens. Mr. Owens has orally agreed not to demand repayment of his loans until such time as we have sufficient capital resources to repay such loans.

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

-to give Licensor (Soft Tech) right to terminate the agreement upon:

- change in executive management of Company

- sale of majority interest in Company to 3rd party

- there is a Change of Control in the Company

On May 15, 2023, the Frank Perone Trust (owned and held by Mr. James Ownes) partially converted $101,000 of two-year convertible note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion rate of $0.01 per share, in accordance with the note’s convertible provision. There was no gain or loss related to the partial conversion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed through our fiscal year ends to the Company by its independent registered public accounting firms, Assurance Dimensions, Inc. and D. Brooks and Associates CPAs, PA, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2023	2022

Audit fees	$44,000	$48,550
Tax fees	-	-
Total	$44,000	$48,550

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Assurance Dimensions, Inc. and D. Brooks and Associates CPAs, was compatible with the maintenance of the firm’s independence in the conduct of the audits.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2023 and 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following are filed as part of this report:

(a)Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

3.4	Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock amended on June 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 14, 2022).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.11	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.12	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.14	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.15	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.16†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.17†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.18†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.19	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC March 3, 2020).

10.20	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.21	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.22	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.23+	Second Amended and Restated Marketing and License Agreement dated July 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 18, 2022).

10.24	Settlement Agreement to Compromise Debt dated June 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.25	Convertible Promissory Note dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.26+	Amended Executive Employment Agreement dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.27	Stock Option Grant to Officer dated December 9, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 13, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: March 29, 2024	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer (principal executive officer)

Dated: March 29, 2024	By:	/s/ Adrienne Anderson
Adrienne Anderson
Interim Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ James Owens	Director Dated: March 29, 2024
James Owens

/s/ Michael Hendrickson	Director Dated: March 29, 2024
Michael Hendrickson

/s/ Sanford Simon	Director Dated: March 29, 2024
Sanford Simon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Webstar Technology Group, Inc. (the Company) as of December 31, 2023, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. The Company’s ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

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

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2023.
Margate, Florida
March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Webstar Technology Group, Inc. (the Company) as of December, 2022 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2022 and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

April 14, 2023

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$170	$178
Prepaid expenses	498	498
Total current assets	668	676
Right-of-use assets	-	2,347
Intangible asset - net of accumulated amortization of $16,800 and $15,200 at December 31, 2023 and 2022, respectively	-	1,600
Total assets	$668	$4,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$24,981	$44,343
Accrued salaries and related expenses	3,074,406	2,349,874
Accrued interest – related party	43,989	50,556
Due to stockholders	228,674	96,753
Lease liability	-	1,660
Convertible note payable – related party	1,000,000	-
Total current liabilities	4,372,050	2,543,186
Convertible note payable – related party	-	1,101,000
Lease liability – net of current portion	-	729
Total liabilities	4,372,050	3,644,915

Commitments and contingences (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 158,271,000 and 139,900,000 issued and outstanding as of December 31, 2023 and 2022, respectively	15,827	13,990
Additional paid-in-capital	38,750,207	38,568,334
Accumulated deficit	(43,137,416)	(42,222,616)
Total stockholders’ deficit	(4,371,382)	(3,640,292)

Total liabilities and stockholders’ deficit	$668	$4,623

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2023	2022

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	754,932	16,985,524
General and administrative	83,724	88,127
Total operating expenses	838,656	17,073,651
Operating loss	(838,656)	(17,073,651)
Other expense
Loss on extinguishment of debt with a related party	-	(13,896,333)
Interest expense – related party	(76,144)	(50,556)
Total other expense	(76,144)	(13,946,889
Net loss before income taxes	(914,800)	(31,020,540)
Income tax expense	-	-
Net loss	$(914,800)	$(31,020,540)

Net loss per share-basic and diluted	$(0.01)	$(0.22)
Weighted average shares outstanding – basic and diluted	151,677,573	139,900,000

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	1,000	$-	139,900,000	$13,990	$8,070,633	$(11,202,076)	$(3,117,453)
Extinguishment of liabilities and stock-based compensation with related party	-	-	-	-	30,497,701	-	30,497,701
Net loss	-	-	-	-	-	(31,020,540)	(31,020,540)
Balance at December 31, 2022	1,000	-	139,900,000	13,990	$38,568,334	(42,222,616)	(3,640,292)
Partial conversion of convertible note payable to related party	-	-	18,371,000	1,837	181,873	-	183,710
Net loss	-	-	-	-	-	(914,800)	(914,800)
Balance at December 31, 2023	1,000	$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(914,800)	$(31,020,540)
Adjustments to reconcile net loss to cash used in operating activities
Stock based compensation expense	-	16,071,084
Loss on extinguishment of debt with a related party		13,896,333
Amortization expense	1,600	1,600
Change in assets and liabilities
Prepaid expenses	-	1,665
Accounts payable	(19,362)	1,174
Accrued salaries and related expenses	724,532	823,241
Accrued interest – related party	76,143	50,556
Lease liabilities	(42)	(30)
Net cash used in operating activities	(131,929)	(174,917)

Cash flows from financing activities
Advances from stockholders	135,921	174,656
Repayments to stockholders	(4,000)	-
Net cash provided by financing activities	131,921	174,656

Net decrease in cash	(8)	(261)
Cash at beginning of the year	178	439
Cash at end of the year	$170	$178

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Conversion of convertible note payable and accrued interest – related party into common stock	$183,710	$-
Reclassifications of accrued salary and related expenses and advances due to related party to additional paid-in-capital upon settlement	$-	$530,283
Issuance of convertible note payable for accrued salary and advances due to related party	$-	$1,101,000

The accompanying notes are an integral part of these financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2023, the Company had an accumulated deficit of $43,137,416, and has incurred a net loss of $914,800 for the year ended December 31, 2023. Additionally, the Company generated a negative cash flow from operations of $131,929 for the year ended December 31, 2023, and the Company’s working capital at December 31, 2023 was a negative $4,371,382. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2023 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as future equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. The Company has relied upon advances from its Chairman and majority stockholder to fund operations since inception. Management is actively pursuing financing, but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets, fair value of preferred stock, and a convertible note payable issued to a related party.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The carrying amount reported in the balance sheet for the convertible note payable-related party approximates its fair value based on the valuation on the issue date as discussed in Note 3 below. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2023 or 2022.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2023 and 2022. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At December 31, 2023 and 2022, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through December 31, 2023.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. I The Company monitors accounts receivable and provides allowances for expected credit losses when considered necessary.. Accounts receivable were $0 at December 31, 2023 and 2022. No allowance for credit losses was required at December 31, 2023 nor December 31, 2022.

As of December 31, 2023 and 2022, and for the years then ended, the Company had no customers or revenue.

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

The Company transferred its leased copy machine to a related party on April 1, 2023. As of December 31, 2023, the Company has no leased assets. There was no gain or loss to the Company related to the transfer of the lease.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $1,600 for each of the years ended December 31, 2023 and 2022.

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

The Company recognized no revenue from licensing fees during each of the years ended December 31, 2023 and 2022, respectively.

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

Stock compensation expense was $0 and $16,071,084 for the years ended December 31, 2023 and 2022, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2023 and December 31, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

As of December 31, 2023 and 2022, the Company had a convertible note payable outstanding with a related party. For the year ended December 31, 2023, the note was convertible into 100,000,000 shares of common stock. For the year ended December 31,2022, the note was convertible into 110,100,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted this ASU. The adoption did not have an effect on our financial statements as we have no outstanding receivables.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

In November 2023 the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

●	significant to the segment,
●	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
●	included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 is expected to have a financial statement disclosure impact only and is not expected to have a material impact on the Company’s financial statements.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholders

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the year ended December 31, 2023, Mr. Owens loaned the Company $99,921 and we repaid him $4,000 toward the balance outstanding from these advances.

During the year ended December 31, 2023, one of our directors and stockholders, Mr. Michael Hendrickson, advanced us $36,000 for working capital needs.

The financial statements reflect a “Due to stockholders” liability which was $228,674 and $96,753 at December 31, 2023 and 2022, respectively, representing advances that remain due to Mr. Owens and Mr. Hendrickson. The advances outstanding from both related parties are pursuant to an oral agreement, are non-interest bearing and payable upon demand.

Convertible Note Payable

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

As of December 31, 2023 and 2022, $1,000,000 and $1,101,000, respectively, of the note’s principal remains outstanding and matures June 3, 2024. Accrued interest related to this note was $43,989 and $50,556 as of December 31, 2023 and 2022, respectively, on the accompanying balance sheets. Interest expense – related party was $76,144 and $50,556 for the years ended December 31, 2023 and 2022, respectively, on the accompanying statements of operations.

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

With the valuation of the convertible note determined, the convertible note fair value was allocated pro-rata between the two instruments being extinguished with the resulting difference being recognized in the statement of operations. Compensation expense relative to the convertible note issued in exchange for the elimination of accrued salary and related expenses owed is $0 and $16,071,084 for the years ended December 31, 2023 and 2022, respectively, in the accompanying statements of operations. Loss on extinguishment of debt relative to the convertible note issued in exchange for advances owed to Mr. Owens is $0 and $13,896,333 for the years ended December 31, 2023 and 2022, respectively.

The Company notes that if a convertible debt instrument is issued at a substantial premium compared to the principal (or par) amount to be settled at maturity, ASC 470-20-25-13 indicates that there is a presumption that the premium should be recognized in equity as paid-in capital, if substantial. Such is the case here. The convertible note was recorded at $1,101,000 on the accompanying balance sheet at December 31, 2022, and additional paid-in-capital was increased by $30,497,701, which also includes the $530,284 of total liabilities outstanding with Mr. Owens in excess of the face value of the convertible note of $1,101,000 on the accompanying balance sheet as of December 31, 2022.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins as its former Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 7 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance. As of December 31, 2023 and 2022, the accrued salaries resulting from these employment agreements were $2,538,000 and $1,866,000, respectively, and the accrued auto allowances were $73,800 and $52,200, respectively, which have been included in accrued salaries and related expenses on the accompanying balance sheets. As of December 31, 2023 and 2022, the accrued salaries and related expenses also includes accrued salaries of $309,444 due under an employment agreement that ended in prior year. As of December 31, 2023 and 2022, payroll taxes in the amount of $153,162 and $122,230, respectively, have also been accrued related to these employment agreements. The salaries and related expenses related to these agreements for the years ended December 31, 2023 and 2022, were $754,932 and $914,440, respectively, and have been presented as salaries and related expense on the accompanying statements of operations. During the years ended December 31, 2023 and 2022, Mr. Hutchins was paid $28,000 and $84,000, respectively, of his salary and $2,400 and $7,200 in auto allowances, respectively. See disclosure above for accrued salary and related expenses settled with Mr. Owens during the year ended December 31, 2022.

The employment agreements contain a termination provision that states if employment is terminated by the Company, without cause, the employee is entitled to severance pay equal to one year of the employee’s annual salary. If the termination is due to a change of control, the employee is entitled to severance pay equal to two years of the employee’s salary. See Note 7. The CEO, CFO and Board of Directors do not anticipate the termination of either of these agreements without cause or that there will be a change of control and therefore, have not accrued any provision for the termination of the employment agreements.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of December 31, 2023, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated.

NOTE 4 – LEASES

As of December 31, 2023, the Company has no leases. The Company transferred its copy machine and related lease to the Frank Perone Trust, a related party. There was no gain or loss associated with the transfer of the lease. We removed the operating lease liability and right of use asset from our balance sheet at the time of transfer.

As of December 31, 2022, the Company had one lease for a copier that meets the provisions of ASU 2016-02 which requires the recognition of a right-of-use asset representing the rights to use the underlying leased asset for the lease terms with an offsetting lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. During the years ended December 31, 2023 and 2022, the Company recorded $430 and $1,752, respectively, as operating lease expense which is included in general and administrative expenses on the statements of operations. As of December 31, 2023 and 2022, the unamortized right-of-use assets resulting from the lease was $0 and $2,347, respectively, and the lease liabilities were $0 and $2,389, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. As of December 31, 2023, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

Common Stock

As of December 31, 2023 and 2022, the Company had 158,271,000 and 139,900,000 issued and outstanding shares of common stock. On May 15, 2023, 18,371,000 shares of the Company’s common stock were issued to the Frank Perone Trust for a partial conversion of a convertible note pursuant to the conversion provisions of the note (see Note 3). There were no issuances of common stock during the year ended December 31, 2022.

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2023	12/31/2022
U.S statutory rate	21.000%	21.000%
Florida state corporate income tax rate	5.5%	5.5%
Total statutory tax rates	26.5%	26.5%
Less valuation allowance	-26.5%	-26.5%
Net	-	-

At December 31, 2023, the Company has a tax loss carryover of approximately $1,453,000 available to offset future income for income tax reporting purposes. Loss carryovers of approximately $107,000 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $1,346,000 generated in tax years 2018 – 2023 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary against the deferred tax assets arising from the net operating losses as of December 31, 2023 and 2022 due to the uncertainty of the Company being able to generate future taxable income.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2023 and 2022, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

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

Harold E. Hutchins. Prior to February 21, 2020, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins to serve as its Chief Financial Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. Mr. Hutchins submitted his resignation to the Company effective on February 14, 2024 with an effective date of March 4, 2024.

Refer to Note 3 for amounts related to the Owens, Roberts, and Hutchins employment agreements included in the accompanying financial statements.

NOTE 8 – SUBSEQUENT EVENTS

Mr. James Owens, the Chairman of the Board, Chief Technology Officer, founder, and controlling stockholder of the Company, loaned the Company $52,067 subsequent to December 31, 2023 through the date of this report.

Mr. Hutchins, our former CFO, submitted his resignation to the Company effective on February 14, 2024 with an effective date of March 4, 2024. We have engaged an external consultant to take over the responsibilities of the CFO.

