Form 10-Q
period 2024-03-31
Webstar Technology Group Inc.
filed 2024-05-10
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2024

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

As of May 10, 2024, there were 158,271,000, shares of common stock, par value $0.0001 per share of the registrant outstanding.

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about future business and financial performance or conditions, anticipated sales growth across markets, distribution channels and product categories, competition from larger, more established companies with greater economic resources than we have, expenses and gross margins, profits or losses, new product introductions, financing and working capital requirements and resources, control by our principal equity holders and the other factors set forth under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Condensed Balance Sheets

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$170	$170
Prepaid expenses	12,199	498
Total current assets	$12,369	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$22,871	$24,981
Accrued salaries and related expenses	3,237,600	3,074,406
Accrued interest – related party	63,989	43,989
Due to stockholder	284,232	228,674
Convertible note payable – related party	1,000,000	1,000,000
Total current liabilities	$4,608,692	$4,372,050

Commitments and contingences (Note 5)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 158,271,000 issued and outstanding as of March 31, 2024 and December 31, 2023	15,827	15,827
Additional paid-in-capital	38,750,207	38,750,207
Accumulated deficit	(43,362,357)	(43,137,416)
Total stockholders’ deficit	(4,596,323)	(4,371,382)

Total liabilities and stockholders’ deficit	$12,369	$668

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	158,194	194,388
General and administrative	46,747	35,900
Total operating expenses	204,941	230,288
Operating loss	(204,941)	(230,288)
Other expense
Interest expense – related party	(20,000)	(22,020)
Total other expense	(20,000)	(22,020)
Net loss before taxes	(224,941)	(252,308)
Income tax expense	-	-
Net loss	$(224,941)	$(252,308)

Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic	158,271,000	139,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	1,000	$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)
Net loss	-	-	-	-	-	(224,941)	(224,941)
Balance at March 31, 2024	1,000	$-	158,271,000	$15,827	$38,750,207	$(43,362,357)	$(4,596,323)

Balance at December 31, 2022	1,000	$-	139,900,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)
Net loss	-	-	-	-	-	(252,308)	(252,308)
Balance at March 31, 2023	1,000	$-	139,900,000	$13,990	$38,568,334	$(42,474,924)	$(3,892,600)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(224,941)	$(252,308)
Adjustments to reconcile net loss to cash used in operating activities
Amortization expense	-	400
Change in assets and liabilities
Prepaid expenses	(11,701)	(13,083)
Accounts payable	(2,110)	8,297
Accrued salaries and related expenses	163,194	179,188
Accrued interest	20,000	22,020
Lease liability	-	(7)
Net cash used in operating activities	(55,558)	(55,493)

Cash flows from financing activities
Advances from stockholder	55,558	59,395
Net cash provided by financing activities	55,558	59,395

Net increase in cash	-	3,902
Cash at beginning of the period	170	178
Cash at end of the period	$170	$4,080

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited condensed financial statements are adequate to make the information presented not misleading. The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2024 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2024. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 which was filed with the SEC on March 29, 2024.

Liquidity, Going Concern and Uncertainties

These unaudited condensed financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2024, the Company had an accumulated deficit of $43,362,357 and has incurred a net loss of $224,941 for the three months ended March 31, 2024. Additionally, the Company had negative cash flows from operations of $55,558 and a working capital deficit of $4,596,323 for the three months ended March 31, 2024. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2024 will not be sufficient to fund operations for at least the next twelve months following the issuance of these condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The carrying amount reported in the balance sheet for the convertible note payable-related party approximates its fair value based on the valuation on the issue date as discussed in Note 3 below. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at March 31, 2024 and December 31, 2023. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At March 31, 2024 and December 31, 2023, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are recorded as revenue is earned and billed during the period the on-line classes are conducted. The billings are due within 30 days of the billing date. The Company monitors accounts receivable and provides allowances for expected credit losses when considered necessary. Accounts receivable were $0 as of March 31, 2024 and December 31, 2023. No provision for credit losses was deemed necessary at March 31, 2024 or December 31, 2023.

As of March 31, 2024 and 2023, and for the three months then ended, the Company had no customers or revenue.

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

As of March 31, 2024 and December 31, 2023, the Company had no lease related agreements.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $0 and $400 during the three-month periods ended March 31, 2024 and 2023.

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

The Company recognized no revenue from licensing fees during each of the three month periods ended March 31, 2024 and 2023, respectively.

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

Stock compensation expense was zero for each of the three-month periods ended March 31, 2024 and 2023.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2024 and December 31, 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited condensed financial statements.

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

As of March 31, 2024 and December 31, 2023, the Company had a convertible note payable outstanding with a related party that is convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholders

Mr. James Owens, the founder, controlling stockholder, and chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the three months ended March 31, 2024, Mr. Owens loaned the Company $55,558.

The unaudited condensed financial statements reflect a “Due to stockholder” liability which was $284,232 and $228,674 as of March 31, 2024 and December 31, 2023, respectively, representing advances that remain due to Mr. Owens and another Company director and stockholder, Mr. Michael Hendrickson. The advances outstanding from both parties are pursuant to an oral agreement, are non-interest bearing and payable upon demand.

Convertible Note Payable

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable (the “Note”) in the amount of $1,101,000 in exchange for 1) the elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) the elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) an amended employment agreement to set his salary at $1 per year beginning in June of 2022. Mr. Owens subsequently transferred the note to the Frank Perone Trust, which he controls.

On May 15, 2023, the Frank Perone Trust partially converted $101,000 of the Note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion rate of $0.01 per share, in accordance with the Note’s convertible provision. There was no gain or loss related to the partial conversion.

The Note bears interest at the rate of eight percent (8%) per annum. The interest is accrued from the issue date and payable twenty-four months from the issue date. Mr. Owens may convert the Note at any time beginning three days after the Note issue date at a rate of $0.01 per share for the Company’s common stock. As of March 31, 2024, $1,000,000 of the Note remains outstanding. Accrued interest related to this note was $63,989 and $43,989 as of March 31, 2024 and December 31, 2023, respectively, which has been presented on the accompanying unaudited condensed balance sheets. Interest expense was $20,000 and $22,020 for the three months ended March 31, 2024 and 2023, respectively, which has been presented on the accompanying unaudited condensed statements of operations.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts as its President and Chief Executive Officer, Harold E. Hutchins, who resigned effective March 4, 2024, as its former Chief Financial Officer, and James Owens as its Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance.

As of March 31, 2024 and December 31, 2023, the accrued salaries resulting from these employment agreements were $2,684,952 and $2,538,000, respectively, and the accrued auto allowances were $78,800 and $73,800, respectively, which have been included in accrued salaries and related expenses on the accompanying balance sheets. As of March 31, 2024 and December 31, 2023, the accrued salaries and related expenses also include $309,444 due under an employment agreement that ended in prior year. As of March 31, 2024 and December 31, 2023, payroll taxes in the amount of $78,800 and $73,800, respectively, have also been accrued related to these employment agreements and included in accrued salaries and related expenses on the accompanying. The salaries and related expenses related to these agreements for the three months ended March 31, 2024 and 2023 $163,194 and $194,388, respectively, and have been presented as salaries and related expenses on the accompanying statements of operations. During the three months ended March 31, 2024 and 2023, Mr. Hutchins was paid $0 and $14,000, respectively, of his salary and $0 and $0 in auto allowances, respectively.

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

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from the Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of March 31, 2024, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no conversion rights, no dividends, and no liquidation preference. As of March 31, 2024 and 2023, there were 1,000 Series A Preferred Stock are issued and outstanding and held by James Owens.

Common Stock

As of March 31, 2024 and 2023, the Company had 158,271,000 and 139,900,000, respectively, issued and outstanding shares of common stock. There were no issuances of common stock during the three month periods ended March 31, 2024 and 2023.

NOTE 5 – COMMITMENTS

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

Harold E. Hutchins. Prior to February 21, 2020, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins to serve as its Chief Financial Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. Mr. Hutchins submitted his resignation to the Company on February 14, 2024 and with an effective date of March 4, 2024.

Refer to Note 3 for amounts related to the Owens, Roberts, and Hutchins employment agreements included in the accompanying financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company’s majority shareholder and CEO has provided working capital advances of approximately $15,000. These advances have no repayment terms and are non-interest bearing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020. In 2024, the Company is taking a three-pronged approach to commercialize its business: 1) sub-license the Gigabyte Slayer and WARP-G software; 2) acquire rights to additional technology; 3) sell the right to sublicense the software.

Recent Developments

There were no material developments subsequent to March 31, 2024 up to the date of this report.

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

Results of Operations for the three months ended March 31, 2024 and 2023

Revenue

Revenue was $0 for the two three-month periods ended March 31, 2024 and 2023. Cost of sales was $0 for the three months ended March 31, 2024 and 2023. Gross profit was $0 for the three months ended March 31, 2024 and 2023.

Operating Expenses

Total operating expenses which are comprised of salaries and related expenses, and general and administrative expenses were $204,941 and $230,288 for the three months ended March 31, 2024 and 2023, respectively. The decrease is primarily attributable to the decrease in salary and related expenses due to the Company’s former CFO resigning effective March 4, 2024 and being replaced by an external CFO.

Interest Expense – Related Party

Total interest expense - related party was $20,000 and $22,020 for the three months ended March 31, 2024 and 2023, respectively. The decrease is attributable to the decrease in the convertible note payable principal balance held by the Company’s CEO and majority stockholder due to a conversion of $101,000 of principal into shares of common stock that occurred in May 2023.

Net Loss

The net loss was $224,941 and $252,308 for the three months ended March 31, 2024 and 2023, respectively. The decrease in loss is primarily a result of decreases in salaries and related expenses and interest expense-related party partially offset by an increase in general and administrative costs due to external CFO services.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2024, our working capital deficit amounted to $4,596,323 an increase of $224,941 as compared to working capital deficit of $4,371,382 as of December 31, 2023. This increase in working capital deficit is primarily a result of the increases in accrued salaries and related expenses, accrued interest, and borrowings from our majority stockholder partially offset by an increase in prepaid expenses and decrease in accounts payable.

Net cash used in operating activities was $55,558 and $55,493 during the three months ended March 31, 2024 and 2023, respectively.

Net cash provided by financing activities was $55,558 and $59,395 during the three months ended March 31, 2024 and 2023, respectively. The decrease in cash from financing activities was the result of a decrease in cash advances received from our controlling stockholder.

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

We have incurred significant losses since our inception on March 10, 2015. We had a net loss for the three-month period ended March 31, 2024 of $224,941 and an accumulated deficit as of March 31, 2024 of $43,362,357. In the event we are unable to secure a line of credit from a related company, we will continue to seek sub-license agreements for our Gigabyte Slayer and WARP-G products but delay, scale back or eliminate some or all of our additional business plans until we raise additional capital. Since we have no agreement or arrangements for any future funding from Mr. Owens, we are unable to determine how long we will be able to operate our business. This raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed financial statements included herein for the three month period ended March 31, 2024 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2023 and 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company recognized no revenue from licensing fees during each of the three month periods ended March 31, 2024 and 2023, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024.

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

Webstar Technology Group, Inc.

Dated: May 10, 2024	By:	/s/ Don D. Roberts
Don D. Roberts
Chief Executive Officer
(principal executive officer)

Dated: May 10, 2024	By:	/s/ Adrienne M. Anderson
Adrienne M. Anderson
Chief Financial Officer
(principal financial and accounting officer)

