Form 10-Q
period 2024-06-30
Webstar Technology Group Inc.
filed 2024-08-19
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Webstar Technology Group, Inc.

(Name of Registrant As Specified In Its Charter)

Wyoming	000-56268	37-1780261
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1100 Peachtree St. NE, Suite 200 Atlanta, Georgia 30309	32095
(Address of principal executive offices)	(Zip Code)

(904) 312-9681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of August 15, 2024 , there were 201,057,278, shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$154	$170
Prepaid expenses	13,716	498
Total current assets	$13,870	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$24,981
Accrued salaries and related expenses	-	3,074,406
Accrued interest - related party	15,358	43,989
Advance from related party	5,000	-
Due to stockholder	-	228,674
Convertible note payable – related party	1,000,000	1,000,000
Total current liabilities	1,020,358	4,372,050

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 201,060,000 and 158,271,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	20,106	15,827
Additional paid-in-capital	46,536,042	38,750,207
Accumulated deficit	(47,562,636)	(43,137,416)
Total stockholders’ deficit	(1,006,488)	(4,371,382)
Total liabilities and stockholders’ deficit	$13,870	$668

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Salaries and related expense	84,872	193,470	243,066	387,857
General and administrative	73,497	24,220	120,244	60,121
Total operating expenses	158,369	217,690	363,310	447,978
Operating loss	(158,369)	(217,690)	(363,310)	(447,978)

Other expense
Loss on extinguishment of debt with a related party	(4,021,910)	-	(4,021,910)	-
Interest expense – related party	(20,000)	(14,125)	(40,000)	(36,145)
Total other expense	(4,041,910)	(14,125)	(4,061,910)	(36,145)
Net loss before taxes	(4,200,279)	(231,815)	(4,425,220)	(484,123)
Income tax expense	-	-	-	-
Net loss	$(4,200,279)	$(231,815)	$(4,425,220)	$(484,123)

Net loss per share-basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.03)
Weighted average shares outstanding-basic	161,719,984	149,792,077	161,380,813	144,873,365

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	$1,000	$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)
Net loss	-	-	-	-	-	(224,941)	(224,941)
Balance at March 31, 2024	1,000	-	158,271,000	15,827	38,750,207	(43,362,357)	(4,596,323)
Liabilities settled with shares of common stock with a related party	-	-	42,786,278	4,279	4,445,494	-	4,449,773
Liabilities assumed by related party	-	-	-	-	3,340,341	-	3,340,341
Net loss	-	-	-	-	-	(4,200,279)	(4,200,279)
Balance at June 30, 2024	1,000	-	201,057,278	$20,106	$46,536,042	$(47,562,636)	$(1,006,488)

Balance at December 31, 2022	1,000	$-	139,900,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)
Net loss	-	-	-	-	-	(252,308)	(252,308)
Balance at March 31, 2023	1,000	$-	139,900,000	$13,990	$38,568,334	$(42,474,924)	$(3,892,600)
Partial conversion of convertible note payable to related party	-	-	18,371,000	1,837	181,873	-	181,873
Net loss	-	-	-	-	-	(231,815)	(231,815)
Balance at June 30, 2023	1,000	$-	158,271,000	$15,827	$38,750,207	$(42,706,739)	$(3,940,705)

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,425,220)	$(484,123)
Adjustments to reconcile net loss to cash used in operating activities
Loss on liabilities settled with common stock	4,021,910	-
Amortization expense	-	800
Consulting services included in due to stockholder	60,000	-
Change in assets and liabilities
Accounts receivable	-	-
Prepaid expenses	(13,218)	(9,500)
Accounts payable	(2,112)	(18,504)
Accrued salaries and related expenses	243,066	361,257
Accrued interest – related party	40,000	36,144
Lease liabilities	-	(42)
Cash used in operating activities	(75,574)	(113,968)

Cash flows from financing activities
Advances from stockholder	70,558	114,760
Advance from related party	5,000	-
Net cash provided by financing activities	75,558	114,760
Net increase (decrease) in cash	(16)	792
Cash at beginning of the period	170	178
Cash at end of the period	$154	$970

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-Cash investing and financing activities
Conversion of notes payable into common stock	$-	$183,710
Accrued salaries and related assumed by related party	$3,340,341	$-
Liabilities settled with shares of common stock – related party	$427,863	$-

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

During the quarter ended June 30, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,871 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company acquired the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. As of June 30, 2024, no consideration had been provided for these acquired assets.

As a result of the sale of the Preferred Stock, discussed above, the existing officers and directors of the Company, Mr. James Owens, Mr. Michael Hendrickson, Mr. Sanford Simon, and Mr. Don Roberts, were removed and replaced by the below as of June 14, 2024.

Under the terms of the Preferred Stock purchase agreement, the Purchases were permitted to elect representatives to serve on the Board of Directors to fill the seat(s) vacated by prior directors and as new officers as follows:

Chairman/Chief Executive Officer - Mr. Ricardo Haynes

Independent Director – Ms. Marilyn Karpoff

Independent Director – Mr. Gordon Clinkscale

President – Mr. Eric Collins

Interim CFO – Ms. Adrienne Anderson

Secretary – Mr. Donald R. Keer

Chief Operating Officer – Mr. Lance Lehr

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited financial statements are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 which was filed with the SEC on March 29, 2024.

Liquidity, Going Concern and Uncertainties

These unaudited financial statements have been prepared in conformity with US GAAP, which contemplate the continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2024, the Company had an accumulated deficit and working capital deficit of $47,562,636 and $1,006,488, respectively. Further, for the six months ended June 30, 2024, the Company incurred a net loss of $4,425,220, and used cash in operations of $75,574, respectively.

Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2024 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as future equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. The Company has relied upon advances from its Chairman, majority stockholder to fund operations since inception. Management is actively pursuing financing but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the unaudited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and the fair value of stock issued to settle liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at June 30, 2024 and December 31, 2023. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At June 30, 2024 and December 31, 2023, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the Company had no lease related agreements.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure including employee costs, which enhances or extends the performance of computer software beyond its specifications, and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $0 and $800 for the six months ended June 30, 2024 and 2023 and $0 and $400 for the three months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the Company’s intangible assets had a net book value of zero.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2024 and December 31, 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

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

As of June 30, 2024 and December 31, 2023, the Company had a convertible note outstanding with a related party. For six month periods ended June 30, 2024 and 2023, the note was convertible into 100,000,000 shares  of common stock. The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

The Trust, controlled by Mr. James Owens, the founder, controlling stockholder, and former chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the six months ended June 30, 2024 and 2023, the Trust loaned the Company $70,558 and $59,395, respectively, for working capital need with no specific repayment terms. Further, during the six months ended June 30, 2024, Mr. Owens provided the Company with consulting services on an as needed basis amounting to $60,000 which increased the due to stockholder amount and are included in general and administrative expenses on the accompanying statements of operations.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,232 with shares of common stock (see below for further details).

As of June 30, 2024, the balance remaining on the due to stockholder was $0 and $228,674, respectively, which have been reflected as due to stockholder on the accompanying condensed balance sheet.

Convertible Note Payable

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 in exchange for 1) elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) amended his employment agreement to set his salary at $1 per year beginning in June of 2022. The convertible note bears interest at the rate of eight percent (8%) per annum. The interest is accrued from the issue date and payable twenty-four months from the issue date. Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. Mr. Owens subsequently transferred the note to the Trust, which he controls. On June 3, 2024, the Trust agreed to extend the maturity date of September 1, 2024.

On May 15, 2023, the Trust partially converted $101,000 of the note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion rate of $0.01 per share, in accordance with the Note’s convertible provision. There was no gain or loss related to the partial conversion.

On June 3, 2024 the Board of Directors approved and Mr. Owens agreed, to settle certain liabilities owed to the Trust with shares of common stock (see below for further details). Included in this settlement was $68,631 of accrued interest on the convertible note payable. The convertible note payable will continue to be an obligation of the Company and will continue accruing interest at 8%.

Interest expenses were $20,000 and $40,000 for the three and six months ended June 30, 2024, respectively. Interest expense for the three and six months ended June 30,2023, and $14,125 and $36,144, respectively.

As of June 30, 2024 and December 31, 2023, $1,000,000 of the convertible note’s principal remains outstanding. As of June 30, 2024 and December 31, 2023 accrued interest outstanding on the convertible note payable was $15,358 and $43,989, respectively.

Liabilities Settled with Shares of Common Stock

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust for working capital advances, consulting services and accrued interest on a convertible note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price. Therefore, a loss on extinguishment was recognized of $4,021,910, which has been presented on the accompanying statement of operations as another expense.

Liabilities Assumed by Related Party

On June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. The licenses have no net book value. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and agreed to make a cash payment of $22,871 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

Advance from Related Party

During the six months ended June 30, 2024, the Company received a $5,000 advance from an entity controlled by the Purchasers disclosed in Note 1. This advance has no specific repayment terms and does not bear interest. As of June 30, 2024, this advance has been presented as advance due related party on the unaudited accompanying balance sheet.

Employment Agreements

On February 21, 2020, effective January 1, 2020, the Company entered into executive employment agreements with Don D. Roberts its former President and Chief Executive Officer, Harold E. Hutchins its former Chief Financial Officer, and James Owens as its former Chief Technology Officer. The details of these agreements are found in Note 6 below (Commitments). The agreements provide for salaries of $350,000 and auto allowances of $12,000 per year for each of the executives. Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance. Effective June 14, 2024, Mr. Owens and Mr. Roberts resigned from the Company. Effective March 4, 2024, Mr. Hutchins resigned from the Company.

As of June 30, 2024 and December 31, 2023, the accrued salaries resulting from these employment agreements were $0 and $1,866,000, respectively, and the accrued auto allowances were $0 and $52,200, respectively, and have been included in accrued salaries and related expenses on the accompanying unaudited balance sheets. As of June 30, 2024 and December 31, 2023, payroll taxes in the amount of $0 and $122,230, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of June 30, 2024 and December 31, 2023, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and six months ended June 30, 2024 were $84,872  and $243,066 , respectively, and $193,470 and $387,857 for the three and six months ended June 30, 2023, respectively, and are included on the accompanying unaudited statements of operations. During the three and six months ended June 30, 2024, Mr. Hutchins was paid $0 and $0, respectively, of his salary and $0 and $0, respectively, in auto allowances. During the three and six months ended June 30, 2023, Mr. Hutchins was paid $10,500 and $24,500, respectively, of his salary and $900 and $2,100, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

The employment agreements contain a termination provision that states if employment is terminated by the Company, without cause, the employee is entitled to severance pay equal to one year of the employee’s annual salary. If the termination is due to a change of control, the employee is entitled to severance pay equal to two years of the employee’s salary. See Note 6. The Company do not anticipate the termination of either of these agreements without cause or that there will be a change of control and therefore, have not accrued any provision for the termination of the employment agreements.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of June 30, 2024, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated. See Note 3 for the acquisition of the license agreement by Webnet, a Company owned and controlled by Mr. Owens.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no conversion rights, no dividends, and no liquidation preference. As of June 30, 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held by James Owens.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had 201,057,278 and 158,271,000, respectively, issued and outstanding shares of common stock. On June 13, 2024, the Company issued 42,786,278 shares of common stock to the Trust for the settlement of certain liabilities outstanding with the Trust (see Note 3).

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

Mr. Owens’ employment agreement was amended on June 3, 2022 reducing his salary to $1 per year with no auto allowance. Effective June 14, 2024, Mr. Owens resigned from the Company.

Don D. Roberts. Prior to February 21, 2020, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Roberts. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Roberts to serve as its Chief Executive Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Roberts’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. Effective June 14, 2024, Mr. Roberts resigned from the Company as the Chief Executive Officer.

Harold E. Hutchins. Prior to February 21, 2020, the Company did not have any written employment agreement or other formal compensation agreement with Mr. Hutchins. On February 21, 2020, the Company’s Board of Directors approved and executed, effective January 1, 2020, an employment agreement with Mr. Hutchins to serve as its Chief Financial Officer. The term of this agreement is indefinite and may be terminated by either party at any time provided that prior to termination, twenty (20) business day notice is delivered to the other party. The agreement further provides that if the termination is by the Company, other than ‘for cause’, the Company will pay to employee a one-time payment equal to one year’s salary, two years’ salary if due to a change of control. Additionally, the agreement provides that Mr. Hutchins’ compensation will be: (i) salary of $350,000 per year, (ii) auto allowance of $1,000 per month, (iii) vacation of 4 weeks per year, and (iii) the right to participate in any other bonus or compensation plan established by the Company’s board of directors and made available to our officers and directors. Effective March 4, 2024, Mr. Hutchins resigned as the Company’s Chief Financial Officer.

Refer to Note 3 for amounts related to the Owens, Roberts, and Hutchins employment agreements included in the accompanying unaudited financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to those financial statements that are included elsewhere in this report and in conjunction with the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Statements and Business sections in the audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Background and Overview

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two letters of intent with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G. The Company has been focused in large part on organizational activities and the development of its business plans to license the Gigabyte Slayer software application that is designed to deliver live video streams, video downloads and large data files more efficiently by using new proprietary data compression technology and to license the WARP-G software solution that is designed to enable enterprise customers that transmit live video streams, video downloads and large data files to push such data over existing pipelines at higher speeds in less time also by using new proprietary data compression technology. The Company completed the license of Gigabyte Slayer and WARP-G software on April 21, 2020. On June 21, 2024, the license agreement was acquired by Webnet, a Company owned and controlled by Mr. Owens.

Recent Developments

During the quarter ended June 30, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust, a Florida trust (the “Seller” or “Trust”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and controlling stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,871 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company acquired the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. As of June 30, 2024, no consideration had been provided for these acquired assets.

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust. Mr. Owens for working capital advances, consulting services and accrued interest on a convertible note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price.

On May 15, 2023, the Trust partially converted $101,000 of the note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion price of $0.01 in accordance with the Note’s convertible provision.

Results of Operations for the three and six months ended June 30, 2024 and 2023

Revenue

Revenue was $0 for the three and six-month periods ended June 30, 2024 and 2023. Gross profit was $0 for the three and six months ended June 30, 2024 and 2023.

Operating Expenses

Total operating expenses, which are comprised of salaries and related expenses, and general and administrative expenses were $158,369 and $217,690 for the three months ended June 30, 2024 and 2023, respectively. The decrease is primarily attributable to the decrease in salary and related expenses due to the Company’s former CFO resigning effective March 4, 2024 and being replaced by an external service provider, offset by a $60,000 consulting fee incurred with Mr. Owens in 2024 that was not incurred in 2023.

Total operating expenses which are comprised of salaries and related expenses, and general and administrative expenses were $363,310 and $447,978 for the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily attributable to the decrease in salary and related expenses due to the Company’s former CFO resigning effective March 4, 2024 and being replaced by an external service provider, offset by a $60,000 consulting fee incurred with Mr. Owens in 2024 that was not incurred in 2023.

Net Loss

The net loss was $4,425,220 and $252,308 for the six months ended June 30, 2024 and 2023, respectively. The increase in loss is primarily a result of settlement of liabilities with a related party of $427,638 through the issuance of shares of common stock with a fair value of $4,449,773 which resulted in a loss on extinguishment of $4,021,910.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2024, our working capital deficit amounted to $1,006,488 an increase of $3,364,894 as compared to working capital deficit of $4,371,382 as of December 31, 2023. This increase in working capital deficit is primarily a result of the settlement of liabilities through the issuance of shares of common stock and the assumption of liabilities by a related party for the transfer of certain license agreements.

Net cash used in operating activities was $75,574 during the six months ended June 30, 2024 compared to $55,493 for the six months ended June 30, 2023. The increase in cash used in operating activities was primarily attributable to the increase in net loss of $4,172,912, offset by noncash expenses of $4,081,910 and an increase in cash flows from operating assets and liabilities of $71,321.

Net cash provided by financing activities was $75,558 during the six months ended June 30, 2024 compared to $59,395 in the six months ended June 30, 2023. The increase in cash from financing activities was the result of an increase in cash advances received from our controlling stockholder.

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

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. Management is actively pursuing financing but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited financial statements included herein for the six-month period ended June 30, 2024 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2023 and 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Use of Estimates

The preparation of the unaudited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and fair value of shares of common stock.

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

The Company recognized no revenue from licensing fees during each of the three-month periods ended June 30, 2024 and 2023, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the unaudited balance sheets. The Company leased office equipment used to conduct our business. The lease was transferred to a related party on April 1, 2023.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations. During the three and six months ended June 30, 2024, the Company recorded $0 and $0, respectively, and $0 and $438, respectively, for the three and six months ended June 30, 2023 as operating lease expense which is included in general and administrative expenses on the unaudited statements of operations. As of June 30, 2024 and December 31, 2023, the unamortized right-of-use assets resulting from the lease were $0 and $0, respectively, and the lease liabilities were $0 and $0, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: August 19, 2024	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer
(principal executive officer)

Dated: August 19, 2024	By:	/s/ Adrienne Anderson
Adrienne Anderson
Chief Financial Officer
(principal financial and accounting officer)

