Form 10-Q
period 2024-09-30
Webstar Technology Group Inc.
filed 2024-11-14
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of November 15, 2024, there were 402,114,556   shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Webstar Technology Group, Inc.

Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current assets
Cash	$154	$170
Prepaid expenses	7,061	498
Total current assets	$7,215	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	3,022	24,981
Accrued salaries and related expenses	-	3,074,406
Accrued interest – related party	35,366	43,989
Advance from related party	16,893	-
Due to stockholder	-	228,674
Convertible note payable – related party	1,000,000	1,000,000
Total current liabilities	1,055,281	4,372,050

Commitments and contingences (Note 6)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; Authorized 300,000,000 shares; 201,060,000 and 158,271,000 issued and outstanding as of September 30, 2024 and December 31, 2023	20,106	15,827
Additional paid-in-capital	46,536,042	38,750,207
Accumulated deficit	(47,604,214)	(43,137,416)
Total stockholders’ deficit	(1,048,066)	(4,371,382)
Total liabilities and stockholders’ deficit	$7,215	$668

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Salaries and related expenses	-	183,537	243,066	571,394
General and administrative	21,578	15,864	141,822	75,985
Total operating expenses	21,578	199,401	384,888	647,379
Operating loss	(21,578)	(199,401)	(384,888)	(647,379)
Other expense
Loss on extinguishment of debt with a related party	-	-	(4,021,910)	-
Interest expense – related party	(20,000)	(20,000)	(60,000)	(56,145)
Total other expense	(20,000)	(20,000)	(4,081,910)	(56,145)
Net loss before taxes	(41,578)	(219,401)	(4,466,798)	(703,524)
Income tax expense	-	-	-	-
Net loss	$(41,578)	$(219,401)	$(4,466,798)	$(703,524)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Weighted average shares outstanding - basic	201,057,278	158,271,000	174,654,394	149,388,319

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	1,000	$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)
Net loss	-	-	-	-	-	(224,941)	(224,941)
Balance at March 31, 2024	1,000	-	158,271,000	15,827	38,750,207	(43,362,357)	(4,596,323)
Liabilities settled with shares of common stock	-	-	42,786,278	4,279	4,445,494	-	4,449,773
Liabilities assumed by related party	-	-	-	-	3,340,341	-	3,340,341
Net loss	-	-				(4,200,279)	(4,200,279)
Balance at June 30, 2024	1,000	-	201,057,278	20,106	46,536,042	(47,562,636)	(1,006,488)
Net loss	-	-				(41,578)	(41,578)
Balance at September 30, 2024	1,000	-	201,057,278	$20,106	$46,536,042	$(47,604,214)	$(1,048,066)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,000	$-	13,990,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)
Net loss	-	-	-	-	-	-252308	(252,308)
Balance at March 31, 2023	1,000	-	13,990,000	13,990	38,568,334	(42,474,924)	(3,892,600)
Partial conversion of convertible note payable to related party	-	-	18,371,000	1,837	181,873	-	183,710
Net loss	-	-				-231815	(231,815)
Balance at June 30, 2023	1,000	-	32,361,000	15,827	38,750,207	(42,706,739)	(3,940,705)
Net loss	-	-				-219401	(219,401)
Balance at September 30, 2023	1,000	-	32,361,000	$15,827	$38,750,207	$(42,926,140)	$(4,160,106)

The accompanying condensed notes are an integral part of these unaudited financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

(Unaudited)

	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,466,798)	$(703,524)
Adjustments to reconcile net loss to cash used in operating activities	-
Loss on settlement of liabilities with shares of common stock - related party	4,021,910	-
Amortization expense	-	1,200
Consulting services added to due to stockholder	60,000	-
Change in assets and liabilities
Prepaid expenses	(6,563)	(5,247)
Accounts payable	910	(17,953)
Accrued salaries and related expenses	243,066	540,994
Accrued interest	60,000	56,144
Lease liability	-	(42)
Net cash used in operating activities	(87,475)	(128,428)

Cash flows from financing activities
Advances from stockholder	70,566	128,420
Advance from related party	16,893	-
Net cash provided by financing activities	87,459	128,420
Net increase in cash	(16)	(8)
Cash at beginning of the period	170	178
Cash at end of the period	$154	$170

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash operating and financing activities
Conversion of notes payable into common stock	$-	$183,710
Accrued salaries and related expenses assumed by related party	$3,317,472	$-
Liabilities settled with shares of common stock	$427,863	$-

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

During the nine months ended September 30, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing. As of the date of this filing, the remaining $325,000 had not been remitted to Mr. Owens by the Purchasers.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024 (see Note 6).

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

Interim CFO – Ms. Adrienne Anderson

Secretary – Mr. Donald R. Keer

Chief Operating Officer – Mr. Lance Lehr

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with Rule 8-01 of Regulation S-X of the Securities Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures included in these unaudited financial statements are adequate to make the information presented not misleading. The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that the Company will have for any subsequent period or for the calendar year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes to those statements for the year ended December 31, 2023 which was filed with the SEC on March 29, 2024.

Liquidity, Going Concern and Uncertainties

These unaudited financial statements have been prepared in conformity with US GAAP, which contemplate the continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2024, the Company had an accumulated deficit and working capital deficit of $47,604,214 and $1,048,066, respectively. Further, for the nine months ended September 30, 2024, the Company incurred a net loss of $4,466,798 and used cash in operations of $87,475, respectively.

Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at September 30, 2024 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as future equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. The Company has relied upon advances from related parties to fund operations since inception. Management is actively pursuing financing but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all its business plans which would likely have a material adverse effect on the Company.

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

Fair Value of Financial Instruments and Fair Value Measurements

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and due to stockholder approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at September 30, 2024 and December 31, 2023. The Company maintains its cash in bank and financial institutions that at times may exceed federally insured (FDIC) limits. At September 30, 2024 and December 31, 2023, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company had no lease-related agreements.

Intangible Assets

Intangible assets are initially capitalized at cost, which includes the purchase price (net of any discounts and rebates) and other directly attributable costs of preparing the asset for its intended use. Direct expenditure, including employee costs, which enhances or extends the performance of computer software beyond its specifications, and which can be reliably measured, is added to the original cost of the software. Costs associated with maintaining the computer software are recognized as an expense when incurred. Computer software is subsequently carried at cost less accumulated amortization and accumulated impairment losses. These costs are amortized to profit or loss using the straight-line method over their estimated useful lives of five years. The amortization period and amortization method of intangible assets other than goodwill are reviewed at least at each balance sheet date. The effects of any revision are recognized in earnings when the changes arise. The Company incurred amortization expense of $0 and $1,200 for the nine months ended September 30, 2024 and 2023 and $0 and $400 for the three months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the Company’s intangible assets had a net book value of zero.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the nine months ended September 30, 2024 and 2023, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2024 and December 31, 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

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

As of September 30, 2024 and December 31, 2023, the Company has a convertible note outstanding with a related party. For nine month periods ended September 30, 2024 and 2023, the note principal was convertible into 100,000,000 shares of common stock. The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

Changes to accounting principles are established by the Financial Accounting Standards Board in the form of Accounting Standards Updates (ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to Stockholder

The Trust, controlled by Mr. James Owens, the founder, controlling stockholder, and former chairman of the board of directors of the Company, advances the Company money as needed for working capital needs. During the nine months ended September 30, 2024 and 2023, the Trust loaned the Company $70,566 and $128,420, respectively, for working capital need with no specific repayment terms. Further, during the nine months ended September 30, 2024, Mr. Owens provided the Company with consulting services on an as needed basis amounting to $60,000 which increased the due to stockholder amount and are included in general and administrative expenses on the accompanying statements of operations.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,232 with shares of common stock (see below for further details).

As of September 30, 2024, and December 31, 2023 the balance remaining on the due to stockholder was $0 and $228,674, respectively, which have been reflected as due to stockholder on the accompanying condensed balance sheet.

Convertible Note Payable

On June 3, 2022 (the “Issue Date”), the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable (the “Note”) in the amount of $1,101,000 in exchange for 1) elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) amended his employment agreement to set his salary at $1 per year beginning in June of 2022. The convertible note bears interest at the rate of eight percent (8%) per annum. The Note accrues interest from the Issue Date and payable twenty-four months from the Issue Date. Mr. Owens may convert the Note and accrued interest at any time beginning three days after the Note Issue date at a rate of $0.01 per share for the Company’s common stock. Mr. Owens subsequently transferred the note to the Trust, which he controls. On June 3, 2024, the Trust agreed to extend the maturity date to September 1, 2024. On September 1, 2024 the Note matured and was not repaid. The Note continues to accrue interest at 8% and is due on demand.

On May 15, 2023, the Trust partially converted $101,000 of the note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion rate of $0.01 per share, in accordance with the Note’s convertible provision. There was no gain or loss related to the partial conversion.

On June 3, 2024 the Board of Directors approved and Mr. Owens agreed to settle certain liabilities owed to the Trust with shares of common stock (see below for further details). Included in this settlement was $68,631 of accrued interest on the Note. The Note will continue to be an obligation of the Company and will continue accruing interest at 8% and is now due on demand.

Interest expenses were $20,000 and $60,000 for the three and nine months ended September 30, 2024, respectively. Interest expense for the three and nine months ended September 30, 2023, and $20,000 and $56,145, respectively.

As of September 30, 2024 and December 31, 2023, $1,000,000 of the Note’s principal remains outstanding. As of September 30, 2024 and December 31, 2023 accrued interest outstanding on the Note was $35,366 and $43,989, respectively.

Liabilities Settled with Shares of Common Stock

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust for working capital advances, consulting services and accrued interest on a convertible note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price. Therefore, a loss on extinguishment of $4,021,910 was recognized, which has been presented on the accompanying statement of operations as another expense.

Liabilities Assumed by Related Party

On June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. The licenses have no net book value. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and agreed to make a cash payment of $22,869 which was applied against Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

Advance from Related Party

During the nine months ended September 30, 2024, the Company received a $16,893 of working capital advances from an entity controlled by the Purchasers disclosed in Note 1. This advance has no specific repayment terms and does not bear interest. As of September 30, 2024, these advances have been presented as advance due related party on the unaudited accompanying balance sheet.

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

As of September 30, 2024 and December 31, 2023, the accrued salaries resulting from these employment agreements were $0 and $2,538,00, respectively, and the accrued auto allowances were $0 and $73,800, respectively, and have been included in accrued salaries and related expenses on the accompanying unaudited balance sheets. As of September 30, 2024 and December 31, 2023, payroll taxes in the amount of $0 and $153,162, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, as of December 31, 2023, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the three and nine months ended September 30, 2024 were $0 and $243,066 , respectively, and $183,537 and $571,394 for the three and nine months ended September 30, 2023, respectively, and are included on the accompanying unaudited statements of operations. During the three and nine months ended September 30, 2024, Mr. Hutchins was paid $0 and $0, respectively, for his salary and $0 and $0, respectively, in auto allowances. During the three and nine months ended September 30, 2023, Mr. Hutchins was paid $3,500 and $28,000, respectively, for his salary and $300 and $2,400, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

The employment agreements contain a termination provision that states if employment is terminated by the Company, without cause, the employee is entitled to severance pay equal to one year of the employee’s annual salary. If the termination is due to a change of control, the employee is entitled to severance pay equal to two years of the employee’s salary. See Note 5. The Company does not anticipate the termination of either of these agreements without cause or that there will be a change of control and therefore, not have accrued any provision for the termination of the employment agreements.

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee becomes due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. As of September 30, 2024, no amounts have been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated. See Note 3 for the acquisition of the license agreement by Webnet, a Company owned and controlled by Mr. Owens.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no conversion rights, no dividends, and no liquidation preference. As of September 30, 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1).

Common Stock

As of September 30, 2024 and December 31, 2023, the Company had 201,057,278 and 158,271,000, respectively, issued and outstanding shares of common stock. On June 13, 2024, the Company issued 42,786,278 shares of common stock to the Trust for the settlement of certain liabilities outstanding with the Trust (see Note 3).

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

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2024, the Company completed its acquisition of the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock (see Note 1) through the issuance of 201,057,278 shares of company common stock as consideration for the assets acquired related to Bear Village, Inc.

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

Recent Developments

During the nine months ended September 30, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust, a Florida trust (the “Seller” or “Trust”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and controlling stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied against Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024 .

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust for working capital advances, consulting services and accrued interest on a convertible note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price.

On May 15, 2023, the Trust partially converted $101,000 of the convertible note principal, held by the Trust, and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion price of $0.01 in accordance with the Note’s convertible provision.

Results of Operations for the three and nine months ended September 30, 2024 and 2023

Revenue

Revenue was $0 for the three and nine-month periods ended September 30, 2024 and 2023. Gross profit was $0 for the three and nine months ended September 30, 2024 and 2023.

Operating Expenses

Total operating expenses, which are comprised of salaries and related expenses, and general and administrative expenses were $21,578 and $199,401 for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily attributable to the decrease in salary and related expenses due to the Company’s former CE and CFO resigning effective June 14, 2024 and March 4, 2024, respectively, and not being replaced full time employees. The CFO was replaced by an external service provider, offset by a $60,000 consulting fee incurred with Mr. Owens in 2024 that was not incurred in 2023.

Total operating expenses are comprised of salaries and related expenses, and general and administrative expenses were $4,466,798 and $703,524 for the nine months ended September 30, 2024 and 2023, respectively.

The decrease is primarily attributable to the decrease in salary and related expenses due to the Company’s former CE and CFO resigning effective June 14, 2024 and March 4, 2024, respectively, and not being replaced full time employees. The CFO was replaced by an external service provider, offset by a $60,000 consulting fee incurred with Mr. Owens in 2024 that was not incurred in 2023.

Net Loss

The net loss was $41,578 and $219,401 and $4,466,798 and $703,524 for the three and nine months ended September 30, 2024 and 2023, respectively. The decrease in the loss during the three months ended September 30, 2024 is primarily due to the decrease in salary and related expenses as discussed above. The increase in loss during the nine months ended September 30, 2024 is primarily a result of settlement of liabilities with a related party of $427,638 through the issuance of shares of common stock with a fair value of $4,449,773 which resulted in a loss on extinguishment of $4,021,910.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2024, our working capital deficit amounted to $1,048,066 an increase of $3,323,316 as compared to working capital deficit of $4,371,382 as of December 31, 2023. This increase in working capital deficit is primarily a result of the settlement of liabilities through the issuance of shares of common stock and the assumption of liabilities by a related party for the transfer of certain license agreements.

Net cash used in operating activities was $87,475 during the nine months ended September 30, 2024 compared to $128,428 for the nine months ended September 30, 2023. The decrease in cash used in operating activities was primarily attributable to the increase in net loss of $3,763,274 and increase in cash flows from operating assets and liabilities of $276,483 , offset by noncash expenses of $4,080,710.

Net cash provided by financing activities was $87,459 during the nine months ended September 30, 2024 compared to $128,420 in the nine months ended September 30, 2023. The increase in cash from financing activities was the result of an increase in cash advances received from our controlling stockholder and a related party

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated adequate revenues to enable profitability. Based on the current business plans and the Company’s operating requirements, management believes that the current cash balance will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as equity offerings and/or debt financing, strategic relationships, and to successfully execute its business plans. Management is actively pursuing financing but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited financial statements included herein for the nine-month period ended September 30, 2024 and in the notes to our annual report 10-K which includes audited financial statements for the years ended December 31, 2023 and 2022. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

The Company recognized no revenue from licensing fees during each of the three-month periods ended September 30, 2024 and 2023, respectively.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the unaudited balance sheets. The Company leased office equipment used to conduct our business. The lease was transferred to a related party on April 1, 2023.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations. During the three and nine months ended September 30, 2024, the Company recorded $0 and $0, respectively, and $0 and $438, respectively, for the three and nine months ended September 30, 2023 as operating lease expense which is included in general and administrative expenses on the unaudited statements of operations. As of September 30, 2024 and December 31, 2023, the unamortized right-of-use assets resulting from the lease were $0 and $0, respectively, and the lease liabilities were $0 and $0, respectively.

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

Changes in Internal Controls over financial reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Webstar Technology Group, Inc.

Dated: November 14, 2024	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer
(principal executive officer)

Dated: November 14, 2024	By:	/s/ Adrienne Anderson
Adrienne Anderson
Chief Financial Officer
(principal financial and accounting officer)

