Form 10-K
period 2024-12-31
Webstar Technology Group Inc.
filed 2025-05-02
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Webstar Technology Group, Inc.

(Name of Registrant As Specified In Its Charter)

Wyoming	000-56268	37-1780261
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1100 Peachtree St NE Suite 200, Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

(404) 994-7819

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,487,729.

As of April 30, 2025, , there were 400,185,985 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

The Company

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was originally established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G.

During the year ended December 31, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing. As of the date of this filing, the remaining $325,000 had not been remitted to Mr. Owens by the Purchasers.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts, ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024 (see Note 3).

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

President – Mr. Eric Collins

Interim Chief Financial Officer (CFO) – Ms. Adrienne Anderson

Secretary – Mr. Donald R. Keer

Chief Operating Officer – Mr. Lance Lehr

Ms. Anderson submitted her resignation as interim CFO on February 19, 2025 but continues to provide financial reporting related services to the Company on a consulting basis.

Our principal office is located at 1100 Peachtree St NE, Suite 200, Atlanta, GA 30309. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Our Products, Services and Plan of Operation

Since execution of the above material definitive agreements, the Company is currently an early-stage specialty real estate development company devoted to the identification, partnership and development of specialty real estate projects in the United States with a focus on multitenant buildings that can be upgraded to green/energy efficient status and entertainment and resort real estate development.

The Company will operate under the brand name “Webstar Technology Group” with the consideration given to future name changes due to a diversification of operations outside of the former business.

Summary Risk Factors

Webstar Technology Group is a start-up. The company was acquired by the new management team in June 25, 2024 and is still in an early stage of development. The company is not close to profitability as projects take approximately 18 months to develop and construct and may not provide a return on investment for approximately 24 months thereafter. Investing in the company involves a high degree of risk (see “Risk Factors”). As an investor, you should be able to bear a complete loss of your investment. Some of the more significant risks include those set forth below:

●	This is a very young company.

●	The company’s affiliated entities have no prior performance record.

●	The company has minimal operating capital and no revenue from operations.

●	The success of Webstar Technology Group business is dependent on purchasing large parcels of land at favorable prices.

●	The company may need to raise more capital and future fundraising rounds could result in dilution.

●	Success in the hospitality and entertainment industry is highly unpredictable, and there is no guarantee the company’s content will be successful in the market.

●	The COVID-19 pandemic could have material negative effects on Webstar Technology Groups’ planned operations, including facilities where large groups of people gather in close proximity.

●	Webstar Technology Group operates in a highly competitive market.

●	Competition in the “alternative venues for recreational pursuits” industry could have a material adverse effect on the company’s business and results of operations.

●	Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

●	The company’s insurance coverage may not be adequate to cover all possible losses that it could suffer and its insurance costs may increase.

●	The company may not be able to operate its facilities or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect its business, results of operations or financial condition.

●	The company has concentrated its investments in family entertainment, real estate and facilities, which are subject to numerous risks, including the risk that the values of their investments may decline if there is a prolonged downturn in real estate values.

●	The company works with national hospitality, hotel and local service providers to create an experience for families. Business risks associated with these providers can affect the company’s operations.

●	The illiquidity of real estate may make it difficult for the company to dispose of one or more of our properties or negatively affect its ability to profitably sell such properties and access liquidity.

●	The company’s development and growth strategy depend on its ability to fund, develop and open new entertainment venues and operate them profitably.

●	The company’s development and construction of the Georgia and future Tennessee facilities depend on their ability to obtain favorable mortgage financing.

●	Webstar Technology Group depends on a small management team and may need to hire more people to be successful.

●	The company will require a general manager, who has not yet been hired.

●	Webstar Technology Group may not be able to protect all of its intellectual property.

●	Webstar Technology Group has not yet entered into any master licensing agreements with third party suppliers of technology and Webstar Technology Group has not yet been made a sublicense to the relevant master licensing agreements.

●	The Offering price has been arbitrarily set by the company.

●	The officers of Webstar Technology Group control the company and the company does not currently have any independent directors.

●	Investors in this offering may not be entitled to a jury trial with respect to claims arising under the subscription agreement and claims where the forum selection provision is applicable, which could result in less favourable outcomes to the plaintiff(s) in any such action.

●	There is little to no current market for Webstar Technology Groups’ shares.

●	The interests of Webstar Technology Group and the company’s other affiliates may conflict with your interests.

RISK FACTORS

The SEC requires the company to identify risks that are specific to its business and its financial condition. The company is still subject to all the same risks that all companies in its business, and all companies in the economy, are exposed to. These include risks relating to economic downturns, political and economic events and technological developments (such as hacking and the ability to prevent hacking). Additionally, early-stage companies are inherently riskier than more developed companies. You should consider general risks as well as specific risks when deciding whether to invest.

Risks relating to our business

This is a very young company.

The control of the company was changed on June 25, 2024. It is a startup company that has not yet started operations, and has not started to build its facilities. There is no history upon which an evaluation of its past performance and future prospects in the hospitality and entertainment industry can be made. Statistically, most startup companies fail.

The company’s affiliated entities have no prior performance record.

Webstar Technology Group has new management in the market, the affiliates of Webstar Technology Group, such as Bear Village Asset Holdings – GA, LLC, (which will provide management services to Webstar Technology Group) do not have a track record of involvement in hospitality and entertainment that investors may assess. Even if an affiliate of Webstar Technology Group did have such prior experience, that experience would not be indicative of its future performance.

The company has minimal operating capital, no significant assets and no revenue from operations.

The company currently has minimal operating capital and for the foreseeable future will be dependent upon its ability to finance its planned operations from the sale of securities or other financing alternatives. There can be no assurance that it will be able to successfully raise operating capital in this or other offerings of securities, or to raise enough funds to fully construct operational entertainment centers. The failure to successfully raise operating capital could result in its inability to execute its business plan and potentially lead to bankruptcy, which would have a material adverse effect on the company and its investors.

The success of Webstar Technology Group business is dependent on purchasing large parcels of land at favorable prices.

Webstar Technology Group is a capital-intensive operation and requires the purchase of large parcels of land prior to construction. As of the date of this Offering Circular the company has a deposit on its Georgia property for the first of two facilities to be developed. The company does not know whether it will be able to obtain additional properties at acceptable purchase terms that are favorable. Finally, if this Offering does not raise enough capital to purchase the land and begin construction, the company will need to procure external financing for the purchase of the land and/or construction of the facility.

The company may raise more capital and future fundraising rounds could result in dilution.

Webstar Technology Group may need to raise additional funds to finance its operations or fund its business plan. Even if the company manages to raise subsequent financing or borrowing rounds, the terms of those borrowing rounds might be more favorable to new investors or creditors than to existing investors such as you. New equity investors or lenders could have greater rights to our financial resources (such as liens over our assets) compared to existing shareholders. Additional financings could also dilute your ownership stake, potentially drastically. See “Dilution” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Plan of Operation” for more information.

Success in the hospitality and entertainment industry is highly unpredictable and there is no guarantee the company’s content will be successful in the market.

The company’s success will depend on the popularity of its hospitality and entertainment facilities. Consumer tastes, trends and preferences frequently change and are notoriously difficult to predict. If the company fails to anticipate future consumer preferences in the hospitality and entertainment business, its business and financial performance will likely suffer. The hospitality and entertainment industries are fiercely competitive. The company may not be able to develop facilities that will become profitable. The company may also invest in facilities that end up losing money. Even if one of its facilities is successful, the company may lose money in others.

Changes in consumer financial condition, leisure tastes and preferences, particularly those affecting the popularity of family resorts, and other social and demographic trends could adversely affect its business. Significant periods of restricted travel or group gatherings, such as Covid-19 or similar circumstances, could result in situations where facilities usage is below historical levels would have a material adverse effect on its business, results of operations and financial condition. If the company cannot attract patrons, retain its existing resident, its financial condition and results of operations could be harmed.

The pandemics could have material negative effects on Webstar Technology Groups’ planned operations, including facilities where large groups of people gather in close proximity.

The impact of COVID-19 on companies is well documented. Vaccines have been administered by the states. Webstar Technology Group operates facilities which include restaurants, gathering points and opportunities for large groups of people can gather in close proximity. In the event of another pandemic the Federal Government and local states may institute restrictions which could affect the Company’s operations.

Webstar Technology Group Resorts will implement strict cleaning and sanitizing procedures across each resort. The vaccine distribution program currently ranges from 50% to 80% based on the state. Future variations or mutations of COVID-19 or other pandemic diseases could cause new social restrictions which could affect Webstar Technology Groups’ operations.

Webstar Technology Group operates in a highly competitive market.

Webstar Technology Group plans to operate in a highly competitive market and faces intense competition. Competitors will include Disney, Six Flags, Dollywood, Great Wolf Lodge and other multi-activity resorts. Many of the company’s current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. Competitors may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfilment, and marketing.

Further, Webstar Technology Groups’ properties will compete on a local and regional level with restaurants and other business, dining and social clubs. The number and variety of competitors in this business will vary based on the location and setting of each facility. Some facilities may be situated in intensely competitive areas characterized by numerous resorts and family attractions. In addition, in most regions, the competitive landscape is in constant flux as new resorts and other family venues open or expand their amenities. As a result of these characteristics, the supply in a given region may exceed the demand for such facilities, and any increase in the number or quality of resorts and family venues, or the products and services they provide, in such region could significantly impact the ability of the company’s properties to attract and retain members, which could harm their business and results of operations.

Competition in the “alternative venues for recreational pursuits” industry could have a material adverse effect on the company’s business and results of operations.

Webstar Technology Group properties compete on a local and regional level with alternative venues for recreational pursuits. The company’s results of operations could be affected by the availability of, and demand for, alternative venues for recreational pursuits, such as multi-use facilities and other town center venues.

Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

The company’s business may be adversely affected by legal or governmental proceedings brought by or on behalf of their residents, customers or employees. Regardless of whether any claims against the company are valid or whether they are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of their insurance coverage or not covered by insurance could have a material adverse effect on the company’s business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially affect the company.

The company’s insurance coverage may not be adequate to cover all possible losses that it could suffer and its insurance costs may increase.

The company has not yet acquired insurance. It may not be able to acquire insurance policies that cover all types of losses and liabilities. Additionally, once the company acquires insurance, there can be no assurance that its insurance will be sufficient to cover the full extent of all of its losses or liabilities for which it is insured. Further, insurance policies expire annually and the company cannot guarantee that it will be able to renew insurance policies on favorable terms, or at all. In addition, if it, or other leisure facilities, sustain significant losses or make significant insurance claims, then its ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If the company’s insurance coverage is not adequate, or it becomes subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by their employees, this could adversely affect the company’s financial condition or results of operations.

The company may not be able to operate its facilities, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect its business, results of operations or financial condition.

Each facility is subject to licensing and regulation by alcoholic beverage control, amusement, health, sanitation, safety, building code and fire agencies in the state, county and/or municipality in which the facility is located.

Each facility is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one facility may lead to the loss of licenses at all facilities in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each facility, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and the company’s ability to obtain such a license or permit in other locations.

The company may be subject to “dram shop” statutes in states where its facilities may be located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on the company’s business, results of operations or financial condition.

As a result of operating certain entertainment games and attractions, including skill-based games that offer redemption prizes, the company is subject to amusement licensing and regulation by the states, counties and municipalities in which its facilities are to be located. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require the company to modify their business operations or alter the mix of redemption games and simulators that they offer.

Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to the company’s redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games the company offers. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could cause the company to modify its plans for its facilities and if the company creates facilities in these jurisdictions it may be required to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that the company may offer or terminate the use of specific games, any of which could adversely affect the company’s operations. If the company fails to comply with such laws and regulations, the company may be subject to various sanctions and/or penalties and fines or may be required to cease operations until it achieves compliance, which could have an adverse effect on the company’s business and financial results.

The company has concentrated its investments in family entertainment, real estate and facilities, which are subject to numerous risks, including the risk that the values of their investments may decline if there is a prolonged downturn in real estate values.

The company’s operations will consist almost entirely of family resorts properties, approximately 30-60 acres in size, that encompass a large amount of real estate holdings. Accordingly, the company is subject to the risks associated with holding real estate investments. A prolonged decline in the popularity of resorts could adversely affect the value of its real estate holdings and could make it difficult to sell facilities or businesses.

The company’s real estate holdings will be subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

The company works with national hospitality, hotel and local service providers to create an experience for families. Business risks associated with these providers can affect the company’s operations.

The company’s operations include partnerships with Wyndham Resorts and Choice Hotels to manage and operate the hotel and timeshare operations. The company also plans to partner with local service partners who provide activities based on the resort surroundings. Issues or business risks associated with each of these partner companies could affect the operation of one or more of the company’s resorts.

The illiquidity of real estate may make it difficult for the company to dispose of one or more of our properties or negatively affect its ability to profitably sell such properties and access liquidity.

The company may from time to time decide to dispose of one or more of its real estate assets. Because real estate holdings generally, are relatively illiquid, the company may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect the company’s financial condition. The illiquidity of its real estate assets could mean that it continues to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect the company’s business, financial condition and results of operations.

The company’s development and growth strategy depend on its ability to fund, develop and open new entertainment venues and operate them profitably.

A key element of the company’s growth strategy is to develop and open family entertainment venues. The company has identified a number of locations for potential future entertainment venues and is still the process of identifying more locations and analysing the locations. The company’s ability to fund, develop and open these venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond its control, including but not limited to our ability to:

●	Find quality locations.

●	Reach acceptable agreements regarding the lease or purchase of locations, and comply with our commitments under our lease agreements during the development and construction phases.

●	Comply with applicable zoning, licensing, land use and environmental regulations.

●	Raise or have available an adequate amount of cash or currently available financing and mortgage terms for construction and opening costs.

●	Adequately complete construction for operations.

●	Timely hire, train and retain the skilled management and other employees’ necessary to meet staffing needs.

●	Obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

●	Efficiently manage the amount of time and money used to build and open each new venue.

If the company succeeds in opening family entertainment facilities on a timely and cost-effective basis, the company may nonetheless be unable to attract enough real estate buyers, visitors or customers to these new venues because potential customers may be unfamiliar with its venue or concept, entertainment and other resort options might not appeal to them and the company may face competition from other resorts and leisure venues or governmental regulations at the federal and state levels may restrict travel or group gatherings.

The company’s development and construction of its Georgia facility depends on its ability to obtain favorable construction and mortgage financing.

The company intends to secure both construction and mortgage financing to fund up to 70% of its Georgia resort and plans to use this debt financings to development and construct subsequent facilities. There is no guarantee that the company will be able to obtain financing on favorable terms. In the event that the company is unable to obtain such financing it may limit the company’s ability to effectuate its plans and will increase the costs and expenses of the company, thereby negatively impacting its financial prospects.

Webstar Technology Group depends on a small management team and may need to hire more people to be successful.

The success of Webstar Technology Group will greatly depend on the skills, connections and experiences of the executives, Rick Haynes and Lance Lehr. Webstar Technology Group has not entered into employment agreements with the aforementioned executives. There is no guarantee that the executives will agree to terms and execute employment agreements that are favorable to the company. Should any of them discontinue working for Webstar Technology Group, there is no assurance that the company will continue. Further, there is no assurance that the company will be able to identify, hire and retain the right people for the various key positions.

The company will require a general manager, who has not yet been hired.

Webstar Technology Group is currently performing an executive search for the general manager and operator of Webstar Technology Group. There is no way to be certain that the general manager of Webstar Technology Group, once appointed, will be able to execute the same vision as Webstar Technology Group itself. If an appropriate person is not identified and hired, the company will not succeed and since its performance will depend on that person’s performance, it is possible that other Webstar Technology Group subsidiaries will be more successful than the company.

Webstar Technology Group may not be able to protect all of its intellectual property.

Webstar Technology Group, will be using the intellectual property of its parent, including the following trademarks that will be filed: Webstar Technology Group, Webstar Technology Group Family Resorts and Come See the Bear. The profitability of Webstar Technology Group may depend in part on Webstar Technology Group’ ability, to effectively protect its intellectual property and the ability of Webstar Technology Group and, in the future, each of the other subsidiaries to operate without inadvertently infringing on the proprietary rights of others. Any litigation protecting the Webstar Technology Groups’ intellectual property and defending its original content could have a material adverse effect on the business, operating results and financial condition regardless of the outcome of such litigation.

Webstar Technology Group has not yet entered into any master licensing agreements with third party suppliers and Webstar Technology Group has not yet been made a sublicense to the relevant master licensing agreements.

Webstar Technology Group intends to use Wyndham Hotel and Resorts as the operating facilities of all of its subsidiaries. At the current time negotiations are taking place but a final master licensing agreement has not been entered into at this time.

Employees

As of the date of this report we have one full-time employee and two contractor. We currently rely on our President and Chief Executive Officer (“CEO”), Ricardo H. Haynes We are currently utilizing external consultants on a contract basis to assist with our filings as a public company.

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

Properties

Our principal offices are located at 1100 Peachtree St NE, Suite 200, Atlanta, GA 30309. Our telephone number is 404-994-7819. These offices are leased by Mr. Ownes and provided to the Company free of charge until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

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

Risks Relating to our Business

This is a very young Company.

The control of the company was changed on June 25, 2024. It is a startup company that has not yet started operations, and has not started to build its facilities. There is no history upon which an evaluation of its past performance and future prospects in the hospitality and entertainment industry can be made. Statistically, most startup companies fail.

The Company’s affiliated entities have no prior performance record.

Webstar Technology Group has new management in the market, the affiliates of Webstar Technology Group, such as Bear Village Asset Holdings – GA, LLC, (which will provide management services to Webstar Technology Group) do not have a track record of involvement in hospitality and entertainment that investors may assess. Even if an affiliate of Webstar Technology Group did have such prior experience, that experience would not be indicative of its future performance.

The Company has minimal operating capital, no significant assets and no revenue from operations.

The company currently has minimal operating capital and for the foreseeable future will be dependent upon its ability to finance its planned operations from the sale of securities or other financing alternatives. There can be no assurance that it will be able to successfully raise operating capital in this or other offerings of securities, or to raise enough funds to fully construct operational entertainment centers. The failure to successfully raise operating capital could result in its inability to execute its business plan and potentially lead to bankruptcy, which would have a material adverse effect on the company and its investors.

The success of Webstar Technology Group business is dependent on purchasing large parcels of land at favorable prices.

Webstar Technology Group is a capital-intensive operation and requires the purchase of large parcels of land prior to construction. As of the date of this Offering Circular the company has a deposit on its Georgia property for the first of two facilities to be developed. The company does not know whether it will be able to obtain additional properties at acceptable purchase terms that are favorable. Finally, if this Offering does not raise enough capital to purchase the land and begin construction, the company will need to procure external financing for the purchase of the land and/or construction of the facility.

The Company may raise more capital and future fundraising rounds could result in dilution.

Webstar Technology Group may need to raise additional funds to finance its operations or fund its business plan. Even if the company manages to raise subsequent financing or borrowing rounds, the terms of those borrowing rounds might be more favorable to new investors or creditors than to existing investors such as you. New equity investors or lenders could have greater rights to our financial resources (such as liens over our assets) compared to existing shareholders. Additional financings could also dilute your ownership stake, potentially drastically. See “Dilution” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Plan of Operation” for more information.

Success in the hospitality and entertainment industry is highly unpredictable and there is no guarantee the company’s content will be successful in the market.

The company’s success will depend on the popularity of its hospitality and entertainment facilities. Consumer tastes, trends and preferences frequently change and are notoriously difficult to predict. If the company fails to anticipate future consumer preferences in the hospitality and entertainment business, its business and financial performance will likely suffer. The hospitality and entertainment industries are fiercely competitive. The company may not be able to develop facilities that will become profitable. The company may also invest in facilities that end up losing money. Even if one of its facilities is successful, the company may lose money in others.

Changes in consumer financial condition, leisure tastes and preferences, particularly those affecting the popularity of family resorts, and other social and demographic trends could adversely affect its business. Significant periods of restricted travel or group gatherings, such as Covid-19 or similar circumstances, could result in situations where facilities usage is below historical levels would have a material adverse effect on its business, results of operations and financial condition. If the company cannot attract patrons, retain its existing resident, its financial condition and results of operations could be harmed.

The pandemics could have material negative effects on Webstar Technology Groups’ planned operations, including facilities where large groups of people gather in close proximity.

The impact of COVID-19 on companies is well documented. Vaccines have been administered by the states. Webstar Technology Group operates facilities which include restaurants, gathering points and opportunities for large groups of people can gather in close proximity. In the event of another pandemic the Federal Government and local states may institute restrictions which could affect the Company’s operations.

Webstar Technology Group Resorts will implement strict cleaning and sanitizing procedures across each resort. The vaccine distribution program currently ranges from 50% to 80% based on the state. Future variations or mutations of COVID-19 or other pandemic diseases could cause new social restrictions which could affect Webstar Technology Groups’ operations.

Webstar Technology Group operates in a highly competitive market.

Webstar Technology Group plans to operate in a highly competitive market and faces intense competition. Competitors will include Disney, Six Flags, Dollywood, Great Wolf Lodge and other multi-activity resorts. Many of the company’s current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. Competitors may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment, and marketing.

Further, Webstar Technology Groups’ properties will compete on a local and regional level with restaurants and other business, dining and social clubs. The number and variety of competitors in this business will vary based on the location and setting of each facility. Some facilities may be situated in intensely competitive areas characterized by numerous resorts and family attractions. In addition, in most regions, the competitive landscape is in constant flux as new resorts and other family venues open or expand their amenities. As a result of these characteristics, the supply in a given region may exceed the demand for such facilities, and any increase in the number or quality of resorts and family venues, or the products and services they provide, in such region could significantly impact the ability of the company’s properties to attract and retain members, which could harm their business and results of operations.

Competition in the “alternative venues for recreational pursuits” industry could have a material adverse effect on the company’s business and results of operations.

Webstar Technology Group properties compete on a local and regional level with alternative venues for recreational pursuits. The company’s results of operations could be affected by the availability of, and demand for, alternative venues for recreational pursuits, such as multi-use facilities and other town center venues.

Customer complaints or litigation on behalf of our customers or employees may adversely affect our business, results of operations or financial condition.

The company’s business may be adversely affected by legal or governmental proceedings brought by or on behalf of their residents, customers or employees. Regardless of whether any claims against the company are valid or whether they are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of their insurance coverage or not covered by insurance could have a material adverse effect on the company’s business, results of operations or financial condition. Also, adverse publicity resulting from these allegations may materially affect the company.

The Company’s insurance coverage may not be adequate to cover all possible losses that it could suffer and its insurance costs may increase.

The company has not yet acquired insurance. It may not be able to acquire insurance policies that cover all types of losses and liabilities. Additionally, once the company acquires insurance, there can be no assurance that its insurance will be sufficient to cover the full extent of all of its losses or liabilities for which it is insured. Further, insurance policies expire annually and the company cannot guarantee that it will be able to renew insurance policies on favorable terms, or at all. In addition, if it, or other leisure facilities, sustain significant losses or make significant insurance claims, then its ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If the company’s insurance coverage is not adequate, or it becomes subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by their employees, this could adversely affect the company’s financial condition or results of operations.

The Company may not be able to operate its facilities, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect its business, results of operations or financial condition.

Each facility is subject to licensing and regulation by alcoholic beverage control, amusement, health, sanitation, safety, building code and fire agencies in the state, county and/or municipality in which the facility is located.

Each facility is required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one facility may lead to the loss of licenses at all facilities in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each facility, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and the company’s ability to obtain such a license or permit in other locations.

The company may be subject to “dram shop” statutes in states where its facilities may be located. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on the company’s business, results of operations or financial condition.

As a result of operating certain entertainment games and attractions, including skill-based games that offer redemption prizes, the company is subject to amusement licensing and regulation by the states, counties and municipalities in which its facilities are to be located. These laws and regulations can vary significantly by state, county, and municipality and, in some jurisdictions, may require the company to modify their business operations or alter the mix of redemption games and simulators that they offer.

Moreover, as more states and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to the company’s redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games the company offers. Furthermore, other states, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, could cause the company to modify its plans for its facilities and if the company creates facilities in these jurisdictions it may be required to alter the mix of games, modify certain games, limit the number of tickets that may be won by a customer from a redemption game, change the mix of prizes that the company may offer or terminate the use of specific games, any of which could adversely affect the company’s operations. If the company fails to comply with such laws and regulations, the company may be subject to various sanctions and/or penalties and fines or may be required to cease operations until it achieves compliance, which could have an adverse effect on the company’s business and financial results.

The Company has concentrated its investments in family entertainment, real estate and facilities, which are subject to numerous risks, including the risk that the values of their investments may decline if there is a prolonged downturn in real estate values.

The company’s operations will consist almost entirely of family resorts properties, approximately 30-60 acres in size, that encompass a large amount of real estate holdings. Accordingly, the company is subject to the risks associated with holding real estate investments. A prolonged decline in the popularity of resorts could adversely affect the value of its real estate holdings and could make it difficult to sell facilities or businesses.

The company’s real estate holdings will be subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

The Company works with national hospitality, hotel and local service providers to create an experience for families. Business risks associated with these providers can affect the company’s operations.

The company’s operations include partnerships with Wyndham Resorts and Choice Hotels to manage and operate the hotel and timeshare operations. The company also plans to partner with local service partners who provide activities based on the resort surroundings. Issues or business risks associated with each of these partner companies could affect the operation of one or more of the company’s resorts.

The illiquidity of real estate may make it difficult for the company to dispose of one or more of our properties or negatively affect its ability to profitably sell such properties and access liquidity.

The company may from time to time decide to dispose of one or more of its real estate assets. Because real estate holdings generally, are relatively illiquid, the company may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect the company’s financial condition. The illiquidity of its real estate assets could mean that it continues to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect the company’s business, financial condition and results of operations.

The Company’s development and growth strategy depend on its ability to fund, develop and open new entertainment venues and operate them profitably.

A key element of the company’s growth strategy is to develop and open family entertainment venues. The company has identified a number of locations for potential future entertainment venues and is still the process of identifying more locations and analyzing the locations. The company’s ability to fund, develop and open these venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond its control, including but not limited to our ability to:

●	Find quality locations.

●	Reach acceptable agreements regarding the lease or purchase of locations, and comply with our commitments under our lease agreements during the development and construction phases.

●	Comply with applicable zoning, licensing, land use and environmental regulations.

●	Raise or have available an adequate amount of cash or currently available financing and mortgage terms for construction and opening costs.

●	Adequately complete construction for operations.

●	Timely hire, train and retain the skilled management and other employees’ necessary to meet staffing needs.

●	Obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

●	Efficiently manage the amount of time and money used to build and open each new venue.

If the company succeeds in opening family entertainment facilities on a timely and cost-effective basis, the company may nonetheless be unable to attract enough real estate buyers, visitors or customers to these new venues because potential customers may be unfamiliar with its venue or concept, entertainment and other resort options might not appeal to them and the company may face competition from other resorts and leisure venues or governmental regulations at the federal and state levels may restrict travel or group gatherings.

The Company’s development and construction of its Georgia facility depends on its ability to obtain favorable construction and mortgage financing.

The company intends to secure both construction and mortgage financing to fund up to 70% of its Georgia resort and plans to use this debt financings to development and construct subsequent facilities. There is no guarantee that the company will be able to obtain financing on favorable terms. In the event that the company is unable to obtain such financing it may limit the company’s ability to effectuate its plans and will increase the costs and expenses of the company, thereby negatively impacting its financial prospects.

Webstar Technology Group depends on a small management team and may need to hire more people to be successful.

The success of Webstar Technology Group will greatly depend on the skills, connections and experiences of the executives, Rick Haynes and Lance Lehr. Webstar Technology Group has not entered into employment agreements with the aforementioned executives. There is no guarantee that the executives will agree to terms and execute employment agreements that are favorable to the company. Should any of them discontinue working for Webstar Technology Group, there is no assurance that the company will continue. Further, there is no assurance that the company will be able to identify, hire and retain the right people for the various key positions.

The Company will require a general manager, who has not yet been hired.

Webstar Technology Group is currently performing an executive search for the general manager and operator of Webstar Technology Group. There is no way to be certain that the general manager of Webstar Technology Group, once appointed, will be able to execute the same vision as Webstar Technology Group itself. If an appropriate person is not identified and hired, the company will not succeed and since its performance will depend on that person’s performance, it is possible that other Webstar Technology Group subsidiaries will be more successful than the company.

Webstar Technology Group may not be able to protect all of its intellectual property.

Webstar Technology Group, will be using the intellectual property of its parent, including the following trademarks that will be filed: Webstar Technology Group, Webstar Technology Group Family Resorts and Come See the Bear. The profitability of Webstar Technology Group may depend in part on Webstar Technology Group’ ability, to effectively protect its intellectual property and the ability of Webstar Technology Group and, in the future, each of the other subsidiaries to operate without inadvertently infringing on the proprietary rights of others. Any litigation protecting the Webstar Technology Groups’ intellectual property and defending its original content could have a material adverse effect on the business, operating results and financial condition regardless of the outcome of such litigation.

Webstar Technology Group has not yet entered into any master licensing agreements with third party suppliers and Webstar Technology Group has not yet been made a sublicense to the relevant master licensing agreements.

Webstar Technology Group intends to use Wyndham Hotel and Resorts as the operating facilities of all of its subsidiaries. At the current time negotiations are taking place but a final master licensing agreement has not been entered into at this time.

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

Risks Related to Certain Conflicts of Interest

The interests of Webstar Technology Group, Bear Village Asset Holdings – GA, LLC and the company’s other affiliates may conflict with your interests.

The company’s Amended and Restated Certificate of Incorporation, bylaws and Florida law provide company management with broad powers and authority that could result in one or more conflicts of interest between your interests and those of the officers and directors of Webstar Technology Group, Bear Village Asset Holdings – GA, LLC, and the company’s other affiliates. This risk is increased by the affiliated entities being controlled by Webstar Technology Group and all our officers and directors currently have an interest in Webstar Technology Group, through ownership, as an officer or director in Webstar Technology Group contractually or any combination thereof. Potential conflicts of interest include, but are not limited to, the following:

●	Webstar Technology Group and the company’s other affiliates will not be required to disgorge any profits or fees or other compensation they may receive from any other business they own separate from the company, and you will not be entitled to receive or share in any of the profits, return, fees or compensation from any other business owned and operated by the management and their affiliates for their own benefit.

●	The Company may engage Webstar Technology Group, or other companies affiliated with Webstar Technology Group to perform services, and determination for the terms of those services will not be conducted at arms’ length negotiations; and

●	The Company’s officers and directors are not required to devote all of their time and efforts to the affairs of the company.

Risks Related to Our Stock

The officers of Webstar Technology Group control the Company, and the Company does currently have two independent directors.

The Founders are currently the company’s controlling shareholders. Moreover, they are the company’s executive officers and directors, through their ownership in Webstar Technology Group. This could lead to unintentional subjectivity in matters of corporate governance, especially in matters of compensation and related party transactions. The company does not benefit from the advantages of having independent directors, including bringing an outside perspective on strategy and control, adding new skills and knowledge that may not be available within Webstar Technology Group, and having extra checks and balances to prevent fraud and produce reliable financial reports.

There is little to no current market for Webstar Technology Groups’ shares.

There is little to no formal marketplace for the resale of our securities. Shares of the company’s Common Stock may eventually be traded to the extent any demand and/or trading platform(s) exists. However, there is no guarantee there will be demand for the shares, or a trading platform that allows you to sell them. Investors should assume that they may not be able to liquidate their investment or pledge their shares as collateral for some time.

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

ITEM 2. PROPERTIES.

Our principal offices are located at 1100 Peachtree St NE, Suite 200, Atlanta, GA 30309. Our telephone number is 404-994-7819 These offices are leased by the new mgmt. of Webstar Technoilogy Group Inc. provided to the Company free of charge until such time as sufficient funds have been raised to support the business operations. At that time, a lease arrangement will be made.

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

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At April 1, 2025, we had 402,185,985 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2024 and 2023.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2024 and 2023.

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

Overview

Webstar Technology Group, was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. However in June 2024 the new management team of Webstar Technology Group Inc. chose to expand the company’s footprint into the commercial real estate development & acquisitions space.

Plan of Operations

Results of Operations for the years ended December 31, 2024 and 2023

The following comparative analysis on results of operations were based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this Form 10-K. The results discussed below are for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, we have had no revenue due to the inability to attract qualified customers to sub-contract our technology. We have funded our operating expenses through loans from our controlling stockholder and accrual of various costs and expenses.

For the years ended December 31, 2024 and 2023, total operating expenses which are comprised of salaries and related expenses and general and administrative expenses were $398,058 and $838,656, respectively. The decrease is primarily attributable to the decrease in salary and related expenses due to the Company’s former CEO and CFO resigning effective June 14, 2024 and March 4, 2024, respectively, and not being replaced full time employees. Further, our general and administrative expenses decreased primarily due to a decrease in legal fees, partially offset by increases in accounting and OTC Market listing fees.

For the years ended December 31, 2024 and 2023, other expenses were $4,101,910 compared to $76,114. The increase is primarily attributable to a loss on the extinguishment of debt with a related party extinguished with shares of common stock that exceeded the carrying value of the liabilities.

The net loss was $4,499,968 and $914,800 for the years ended, 2024 and 2023, respectively. This increase is primarily a result of the transactions discussed above.

Liquidity, Going Concern and Uncertainties

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2024, our working capital deficit amounted to $81,236 an increase of $3,290,146 as compared to our working capital deficit of $3,371,382 as of December 31, 2023. This decrease in working capital deficit is primarily a result of current liabilities either settled with shares of common stock or assumed by a related party in 2024.

Net cash used in operating activities was $111,934 during the year ended December 31, 2024 compared to $131,929 for the year ended December 31, 2023. The change in cash from operating activities is primarily attributable to an increase in non-cash expenses, offset by an increase in the net loss and decrease in changes in operating assets and liabilities.

Net cash provided by financing activities was $111,784 during the year ended December 31, 2024 compared to $135,921 in the year ended December 31, 2023. The change in cash from financing activities was the result of a decrease in cash received from a stockholder, offset by cash received from a related party.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Recent Accounting Pronouncements -Not Yet Adopted

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

Recent Accounting Pronouncements - Adopted

In November 2023 the FASB issued ASU 2023-07 (ASU 2023-07), Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

●	significant to the segment,
●	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
●	included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 did not have an impact on the Company’s financial statements since it operates in one reportable segment and has yet to generate revenues.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on that evaluation, our Chief Executive Officer (who is our principal executive officer and principal accounting and financial officer), concluded that, during the period covered by this report, such internal controls and procedures were ineffective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that amounted to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; and (ii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2024.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Position	Age	Term of Office (If indefinite give date of appointment)
Ricardo Haynes	President / CEO	59	Indefinite - June 25, 2024
Marilyn Karpoff	Independent Director	56	Indefinite - June 25, 2024
Gordon Clinkscale	Independent Director	63	Indefinite - June 25, 2024

OTCQB requires independent directors

The table below sets forth the officers of Webstar Technology Group.

Name	Position	Age	Term of Office (If indefinite give date of appointment)
Eric Collins	Chairman	57	Indefinite - June 25, 2024
Ricardo Haynes	CEO	59	Indefinite - June 25, 2024
Lance Lehr	COO	56	Indefinite - June 25, 2024
Adrienne Anderson	CFO	46	Indefinite - June 25, 2024
Donald R. Keer	Attorney, Secretary, Treasury	63	Indefinite - June 25, 2024

Mr. Ricardo Haynes, President/CEO

Highly accomplished business development executive with more than 20 years of experience in producing exponential revenue growth as well as cultivating enduring relationships within the luxury hotel & hospitality management industry for flagship entities that include: Marriott / BonVoy & Hyatt Hotels. Prior to his current role Mr Haynes spent the last 15 years in the commercial real estate development lending & acquisitions space as part of a team specializing in the creation and successful implementation of collateralized debt instruments for commercial property purchase and development.

Mr. Eric Collins – Chariman

Mr. Collins is a well-polished leader with over 39 years in project management experience specializing in logistics planning for the U.S. Air Force, Special Operation Forces Division where he was responsible for oversight, coordination and execution of operational cost efficiencies of funds, time, material and facilities to resolve problems and issues in support and maintenance programs. He has also worked for Top Flight Development Group Inc. in Atlanta, GA buying and selling property for residential development.

Mr. Lance L. Lehr – Operations Officer

Mr. Lehr has 25 years of senior management experience in the Hospitality Industry. He has worked at the senior most level of projects ranging from Ski Area’s with Hotel, Condo, F&B and Adventure Parks to Indoor Water Park Resorts development and operations. Mr. Lehr serves as a senior advisor to one POS, a hospitality technology leader and has developed numerous independent companies and concepts. His entrepreneurial management style of leadership empowers associates and holds them accountable for high level performance.

Mr. Donald R. Keer, P.E., ESQ. – Secretary/Corporate Attorney

Mr. Keer is an attorney and a professional engineer who spent the first half of his career as a construction project manager working for Fluor Corporation and then local developers in New Jersey and Pennsylvania. For the past 25 years, Mr. Keer has represented business clients working on construction projects, real estate development, mergers and acquisitions and publicly traded companies to ensure their businesses and construction projects move forward in a timely manner. He is a sole practitioner and has had his own law practice for 25 years.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our board of directors is comprised of one (2) non-independent director and two (2) independent directors.

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

Communications with the Board of Directors

Stockholders with questions about us are encouraged to contact us by sending communications to the attention of the Chief Executive Officer at 1100 Peachtree St. NE, Suite 200, Atlanta, GA 30309. If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the board of directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2023 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Owens(1)	12/31/2024	1	-	-	-	-	1
	12/31/2023	1	-	-	-	-	1

Don D. Roberts(2)	12/31/2024	166,250	-	-	-	5,700	171,950
	12/31/2023	350,000	-	-	-	12,000	362,000

Harold E. Hutchins(3)	12/31/2024	59,452	-	-	-	2,000	362,000
	12/31/2023	350,000	-	-	-	12,000	362,000

Ricardo H. Haynes	12/31/2024	-	-	-	-	-	-

(1)	Chief Technology Officer – on June 3, 2022 salary was amended to $1 from $350,000. All salary and other compensation amounts were previously accrued, not paid. Salary related obligations were settled with the CTO on June 3, 2022 through the issuance of a two-year convertible note payable.
(2)	Chief Executive Officer – All amounts accrued, not paid. These accrued obligations were assumed by an entity owned and controlled by Mr. Owens in 2024.
(3)	Chief Financial Officer – In 2024 and 2023, $0 and $30,400, respectively, was paid, and the remaining amounts not paid were accrued. These accrued obligations were assumed by an entity owned and controlled by Mr. Owens in 2024.

Long-Term Incentive Plans

There are no arrangements or plans in which we would provide pension, retirement or similar benefits for directors or executive officers.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our board of directors has determined that Marilyn Karpoff, and Gordon Clinkscale do not have a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ.

Outstanding Equity Awards at 2024 Fiscal Year-End

The stock options listed in the table below represent the stock issuable upon conversion of the convertible note payable issued to James Owens under the settlement agreement discussed in Part III, Item 13 of this report.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2024:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At April 15, 2025, we had 400,185,985 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2025 for:

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

Unless otherwise indicated, the business address of each person listed is in care of Webstar Technology Group, Inc., 1100 Peachtree St. NE, Suite 200, Atlanta, Georgia 30309.

	Shares Beneficially Owned	Percentage of Shares(1)
Name of Beneficial Owner
Directors and Named Officers
Gary Lagrotteria	24,607,500	6.1%

Ricardo Haynes	10,428,736	2.6%
Thunder Energies Corporation	201,057,278	50.2%
Marilyn Karpoff	17,404,927	4.3%
Donald Keer	6,000,000	1.5%
Gordon Clinkscale	333,334	0.1%
All named executive officers and directors as a group (five persons)	243,069,705	60.7%

(1)	Based on 400,185,985 shares outstanding as of the date of this filing.

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2024, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2024.

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

ACCOUNTING FEES AND SERVICES	2024	2023

Audit fees	$45,655	$44,000
Tax fees	-	-
Total	$45,655	$44,000

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

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2024 and 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following are filed as part of this report:

(a)Financial Statements

The financial statements of the Company and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

1	Auditor’s form 10K approval / Consent to file

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

3.4	Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock amended on June 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 14, 2022).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.11	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.12	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.14	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.15	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.16†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.17†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.18†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.19	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC March 3, 2020).

10.20	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.21	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.22	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.23+	Second Amended and Restated Marketing and License Agreement dated July 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 18, 2022).

10.24	Settlement Agreement to Compromise Debt dated June 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.25	Convertible Promissory Note dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.26+	Amended Executive Employment Agreement dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.27	Stock Option Grant to Officer dated December 9, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 13, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: April 30, 2025	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: April 30, 2025
Ricardo H. Haynes

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
Margate, Florida
March 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the board of directors of
Webstar Technology Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Webstar Technology Group Inc. (the “Company”) as of December 31, 2024, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Webstar Technology Group, Inc. as of December 31, 2023, were audited by Assurance Dimensions, LLC (PCAOB ID 5036), whose report dated March 29, 2024, expressed an unqualified opinion on those statements.

Substantial doubt about Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations, has a significant accumulated deficit, has no active business operations and not have any employee. In addition, the Company continues to experience negative cash flows from operations. The Company’s ability to continue as a going concern is dependent on continued support from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. This gives rise to substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the issuance of these financial statements. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	New York Office: 1270, Ave of Americas, Rockefeller Center, FL7, New York – 10020, USA +1 (646) 387 - 2034	Delhi Office: Green Park Desq Work, Gate No. 1, 49/1 Yusuf Sarai, Nr. Green Park Metro station, Delhi - 110016	Dubai Office: 1011, B-Block, Mazaya Centre, Sheikh Zayed Rd - Al Wasl - Dubai - UAE	Singapore Office: 3 Shenton Way, Shenton House, # 08 – 09A, Singapore - 068805

T: + 91 79 40 370370	E: pipara@pipara.com	naman@pipara.com	Chintan.jain@pipara.com	info@pipara.com	www.pipara.com

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for and Valuation of Bear Village Intellectual Property

As discussed in Note 1 to the financial statements, the Company acquired the Bear Village intellectual property (“Bear Village IP”) as part of a broader restructuring and realignment of operations. This transaction involved related parties and non-cash consideration, and is expected to materially affect the Company’s future operations and strategic direction. Auditing this transaction required significant auditor judgment due to the complexity of the acquisition, the valuation of intangible assets with no prior carrying value, and management’s assumptions related to the proposed development project and expected capital raise.

Our audit procedures related to this critical audit matter included:

●	Reviewing the asset purchase agreement and board approvals.
●	Evaluating the accounting treatment applied, including the identification and recognition of intangible assets.
●	Assessing the reasonableness of management’s assumptions used in estimating the fair value and business purpose of the acquired assets.
●	Evaluating the adequacy and clarity of the related disclosures in the financial statements.

Emphasis of matter para

●	As disclosed in Note 1 to the financial statements, on June 14, 2024, there was a change in ownership and control of the Company through the acquisition of 100% of the Company’s Series A Preferred Stock by a group of individuals (the “Purchasers”). The Preferred Stock remains in escrow, with voting control retained by the former CEO and majority shareholder, Mr. James Owens, until final payment is made. This transaction represents a significant change in governance and control, and has implications for subsequent events, related party disclosures, and management’s plans related to the going concern uncertainty.
●	As described in Note 3 to the financial statements, the Company entered into certain transactions with related parties during the year ended December 31, 2024. While we were not able to obtain confirmations directly from those related parties, we performed alternative audit procedures, including reviewing agreements and obtaining representations from management. Based on the audit evidence obtained, we were able to complete our procedures related to these transactions and our opinion is not modified in respect of this matter.

For, Pipara & Co LLP (6841)

Pipara & Co LLP

We have served as the Company’s auditor since 2025

Place: Delhi, India

Date: 02 May, 2025

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$20	$170
Prepaid expenses	20,349	498
Total current assets	20,369	668
Total assets	$20,369	$668

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$5,029	$24,981
Accrued salaries and related expenses	-	3,074,406
Accrued interest – related party	55,358	43,989
Advance from related party	41,218	-
Due to stockholders	-	228,674
Convertible note payable – related party	1,000,000	1,000,000
Total current liabilities	1,101,605	4,372,050

Commitments (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 402,114,556 and 158,271,000 issued and outstanding as of December 31, 2024 and 2023, respectively	40,212	15,827
Additional paid-in-capital	46,515,936	38,750,207
Accumulated deficit	(47,637,384)	(43,137,416)
Total stockholders’ deficit	(1,081,236)	(4,371,382)

Total liabilities and stockholders’ deficit	$20,369	$668

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2024	2023

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	243,066	754,932
General and administrative	154,992	83,724
Total operating expenses	398,058	838,656
Operating loss	(398,058)	(838,656)
Other expense
Loss on extinguishment of debt with a related party	(4,021,910)	-
Interest expense – related party	(80,000)	(76,144)
Total other expense	(4,101,910)	(76,144
Net loss before income taxes	(4,499,968)	(914,800)
Income tax expense	-	-
Net loss	$(4,499,968)	$(914,800)

Net loss per share-basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding – basic and diluted	363,536,764	151,677,573

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2024 and 2023

	Preferred Stock			Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	1,000		$-	139,900,000	$13,990	$38,568,334	$(42,222,616)	$(3,640,292)
Partial conversion of convertible note payable to related party	-		-	18,371,000	1,837	181,873	-	183,710
Net loss	-		-	-	-	-	(914,800)	(914,800)
Balance at December 31, 2023	1,000		$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)
Liabilities settled with shares of common stock	-		-	42,786,278	4,279	4,445,494		4,449,773
Liabilities assumed by related party	-		-			3,340,341		3,340,341
Exchange of common stock for intellectual property	-		-	201,057,278	20,106	(20,106)	-	-
Net Loss	-		-				(4,499,968)	(4,499,968)
Balance at December 31, 2024	1,000	$		402,114,556	$40,212	$46,515,936	$(47,637,384)	$(1,081,236)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,499,968)	$(914,800)
Adjustments to reconcile net loss to cash used in operating activities
Loss on extinguishment of debt with a related party	4,021,910	-
Amortization expense	-	1,600
Consulting services added to due to stockholder	60,000	-
Change in assets and liabilities		-
Prepaid expenses	(19,851)	-
Accounts payable	2,909	(19,362)
Accrued salaries and related expenses	243,066	724,532
Accrued interest – related party	80,000	76,143
Lease liabilities	-	(42)
Net cash used in operating activities	(111,934)	(131,929)

Cash flows from financing activities
Advances from stockholders	70,566	135,921
Advance from related parties	41,218	-
Repayments to stockholders	-	(4,000)
Net cash provided by financing activities	111,784	131,921

Net increase (decrease) in cash	(150)	(8)
Cash at beginning of the year	170	178
Cash at end of the year	$20	$170

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Partial conversion of convertible note payable and accrued interest – related to common stock	$-	$183,710
Accrued salaries and related expenses assumed by related party	$3,317,472	$-
Liabilities settled with shares of common stock	$427,863	$-
Shares issued to related parties for intellectual property	$20,601	$-

The accompanying notes are an integral part of these financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 - DESCRIPTION OF BUSINESS

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was previously established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G.

During the year ended December 31, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing. As of the date of this filing, the remaining $325,000 had not been remitted to Mr. Owens by the Purchasers.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts, ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024 (see Note 3).

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

President – Mr. Eric Collins

Interim Chief Financial Officer (CFO) – Ms. Adrienne Anderson

Secretary – Mr. Donald R. Keer

Chief Operating Officer – Mr. Lance Lehr

Ms. Anderson submitted her resignation as interim CFO on February 19, 2025 but continues to provide financial reporting related services to the Company on a consulting basis.

Since execution of the above material definitive agreements, the Company is currently an early-stage specialty real estate development company devoted to the identification, partnership and development of specialty real estate projects in the United States with a focus on multitenant buildings that can be upgraded to green/energy efficient status and entertainment and resort real estate development.

The Company will operate under the brand name “Webstar Technology Group” with the consideration given to future name changes due to a diversification of operations outside of the former business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2024, the Company had an accumulated deficit of $47,637,384 and incurred a net loss of $4,499,968 for the year ended December 31, 2024. Additionally, the Company generated negative cash flows from operations of $111,934 for the year ended December 31, 2024, and the Company’s working deficit and cash on hand at December 31, 2024 was $81,236 and $20, respectively. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2024 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continued operations will depend on its ability to raise additional capital through various potential sources, such as future equity offerings and/or debt financings, strategic relationships, and to successfully execute its business plans. The Company has relied upon advances from its former Chairman and former majority stockholder, Mr. James Owens, to fund operations since inception. Management is actively pursuing financing but can provide no assurances that such financing will be available on acceptable terms, or at all. Without this funding, the Company could be required to delay, scale back or eliminate some or all of its business plans which would likely have a material adverse effect on the Company.

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

Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

●	Level 1: Quoted market prices in active markets for identical assets or liabilities.

●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

●	Level 3: Unobservable inputs that are not corroborated by market data.

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis at December 31, 2024 or 2023.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2024 and 2023. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At December 31, 2024 and 2023, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through December 31, 2024.

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

The Company transferred its leased copy machine to a related party on April 1, 2023. At December 31, 2024, the Company has no leased assets. There was no gain or loss to the Company related to the transfer of the lease.

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

The Company intends to generate revenue through the following activities:

●	individual and corporate membership sales,
●	fractional ownership and timeshare sales,
●	food and beverage sales,
●	coaching and instruction services,
●	suite rentals,
●	retail sales,
●	sponsorships, advertising and naming rights, and
●	contest and qualifier fees and ticket purchases.

The Company had no revenues during the years ended December 31, 2024 and 2023.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the years ended December 31, 2024 and 2023, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At December 31, 2024 and December 31, 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

At December 31, 2024 and 2023, the Company had a convertible note payable outstanding with a related party. For the years ended December 31, 2024 and 2023, the note was convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

Recently Issued Accounting Pronouncements –Adopted

In November 2023 the FASB issued ASU 2023-07 (ASU 2023-07), Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

●	significant to the segment,
●	regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and
●	included in the reported measure of segment profit or loss.

The ASU is effective for public entities for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024 (calendar year public entity will adopt the ASU in its 2024 Form 10 K). The ASU should be adopted retrospectively unless it’s impracticable to do so. Early adoption of the ASU is permitted, including in an interim period. The adoption of ASU 2023-07 did not have an impact on the Company’s financial statements since it operates in one reportable segment and has yet to generate revenues.

The Company considers the applicability and impact of all recently issued accounting pronouncements. Recent accounting pronouncements not specifically identified in our disclosures are either not applicable to the Company or are not expected to have a material effect on our financial condition or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Asset Purchase Agreement

On October 1, 2024, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 201,057,278 from Thunder Energies Corporation (“TEC”)., an entity controlled by the Purchasers discussed in Note 1. Since the Company shares common ownership with TEC, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by TEC $0, resulting in the Company recognizing $20,106 as a reduction of additional paid-in capital for the par value of the common stock issued to the Purchasers in the transaction.

Advance from Related Party

During the year ended December 31, 2024, the Company received $41,218 of working capital advances from an entity controlled by the Purchasers disclosed in Note 1. This advance has no specific repayment terms and does not bear interest. At December 31, 2024, these advances have been presented as advance from related party on the accompanying balance sheet.

Due to Stockholders

The Trust, controlled by Mr. James Owens, the founder, stockholder, and former chairman of the board of directors of the Company, advanced the Company money as needed for working capital needs. During the years ended December 31, 2024 and 2023, the Trust loaned the Company $70,566 and $99,921, respectively, for working capital needs with no specific repayment terms and the Company repaid $0 and $4,000, respectively. During the year ended December 31, 2023, one of our directors and stockholders, Mr. Michael Hendrickson, advanced us $36,000 for working capital needs.

Further, during the year ended December 31, 2024, Mr. Owens provided the Company with consulting services on an as needed basis amounting to $60,000 which increased the due to stockholder amount and are included in general and administrative expenses on the accompanying statements of operations.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,240 with shares of common stock (see below for further details).

At December 31, 2024 and December 31, 2023, the balance remaining on the due to stockholder was $0 and $228,674, respectively, which has been reflected as due to stockholder on the accompanying condensed balance sheet.

Convertible Note Payable

On June 3, 2022 (the “Issue Date”), the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable (the “Note”) in the amount of $1,101,000 in exchange for 1) elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) amended his employment agreement to set his salary at $1 per year beginning in June of 2022. The Note bears interest at the rate of eight percent (8%) per annum. The Note accrues interest from the Issue Date and is payable twenty-four months from the Issue Date. Mr. Owens may convert the Note and accrued interest at any time beginning three days after the Issue date at a rate of $0.01 per share for the Company’s common stock. Mr. Owens subsequently transferred the note to the Trust, which he controls. On June 3, 2024, the Trust agreed to extend the maturity date to September 1, 2024, at which time, the Note became due on demand if not repaid.

On May 15, 2023, the Trust partially converted $101,000 of the Note’s principal and $82,710 of accrued interest into 18,371,000 shares of the Company’s common stock at the conversion rate of $0.01 per share, in accordance with the Note’s convertible provision. There was no gain or loss related to the partial conversion.

On June 3, 2024 the Board of Directors approved, and Mr. Owens agreed, to settle certain liabilities owed to the Trust with shares of common stock (see below for further details). Included in this settlement was $68,623 of accrued interest on the convertible note payable. The Note continues to be an obligation of the Company and will continue accruing interest at 8%.

During the years ended December 31, 2024 and 2023, interest expense on the Note was $80,000 and $76,144, respectively.

At December 31, 2024 and December 31, 2023, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $55,358 and $43,989, respectively. At December 31, 2024, the Note and accrued interest are due on demand.

On March 20, 2024 Mr. Owens transferred the Note to Mr. Hendrickson, a former director of the Company.

Liabilities Settled with Shares of Common Stock

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust for working capital advances, consulting services and accrued interest on the Note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price. Therefore, a loss on extinguishment of $4,021,910 was recognized, which has been presented on the accompanying statement of operations as another expense.

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

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee was due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. At December 31, 2024, no amounts had been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated. See above for the acquisition of the license agreement by Webnet, a Company owned and controlled by Mr. Owens.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At December 31, 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1). At December 31, 2023, all 1,000 authorized Series A Preferred Stock issued and outstanding were held by James Owens.

Common Stock

On August 27, 2024, the Company amended its articles of incorporation with the State of Wyoming and increased its authorized shares of common stock from 300,000,000 to 500,000,000 shares.

At December 31, 2024 and 2023, the Company had 402,114,556 and 158,271,000 issued and outstanding shares of common stock, respectively.

On May 15, 2023, 18,371,000 shares of the Company’s common stock were issued to the Frank Perone Trust for a partial conversion of a convertible note pursuant to the conversion provisions of the Note(see Note 3).

During the year ended December 31, 2024, the Company issued 42,786,278 shares of common stock to settle liabilities owed to a related party (see Note 3).

During the year ended December 31, 2024, the Company issued 201,057,278 shares of common stock to related parties in exchange for intellectual property (see Note 3).

NOTE 5 – INCOME TAXES

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2024	12/31/2023
U.S statutory rate	21.000%	21.000%
Florida state corporate income tax rate	5.5%	5.5%
Total statutory tax rates	26.5%	26.5%
Less valuation allowance	-26.5%	-26.5%
Net income tax rate	-	-

At December 31, 2024, the Company has a tax loss carryover of approximately $1,851,000 available to offset future income for income tax reporting purposes. Loss carryovers of approximately $107,000 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $1,744,000 generated in tax years 2018 – 2024 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary against the deferred tax assets arising from the net operating losses at December 31, 2024 and 2023 due to the uncertainty of the Company being able to generate future taxable income.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2024 and 2023, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 6 – COMMITMENTS

Executive Employment Agreements

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

At December 31, 2024 and December 31, 2023, the accrued salaries resulting from these employment agreements were $0 and $2,538,000, respectively, and the accrued auto allowances were $0 and $73,800, respectively, and have been included in accrued salaries and related expenses on the accompanying unaudited balance sheets. At December 31, 2024 and December 31, 2023, payroll taxes in the amount of $0 and $153,162, respectively, have also been accrued related to these employment agreements. There were no accruals for these agreements prior to January 1, 2020. However, at December 31, 2023, $309,444 was accrued for an employment agreement dating back to 2016.

The salaries and related expenses related to these agreements for the years ended December 31, 2024 and 2023 were $243,066 and $754,932, respectively. During the years ended December 31, 2024 and 2023, Mr. Hutchins was paid $0 and $28,000, respectively, for his salary and $0 and $2,400, respectively, in auto allowances. The amounts paid to Mr. Hutchins were offset against his employment agreement amounts and therefore not accrued.

In June 2024, the accrued liabilities associated with these employment agreements were assumed by Webnet, an entity owned and controlled by Mr. Owens (see Note 3).

NOTE 7 – SUBSEQUENT EVENTS

The Company filed a Regulation A Offering on March 17, 2025 with the Securities and Exchange Commission for an offering up to $10 million of our common stock at $7 per shares. At the time of this filing, we had yet to sale any shares of our common stock.

