Form 10-Q
period 2025-03-31
Webstar Technology Group Inc.
filed 2025-07-11
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Webstar Technology Group, Inc.

(Name of Registrant As Specified In Its Charter)

Wyoming	000-56268	37-1780261
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1100 Peachtree St NE Suite 200, Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

(404) 994-7819

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	WBSR	OTCPINK

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

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

As of July 10, 2025, there were 404,228,842 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

Webstar Technology Group, Inc.

Unaudited Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$259	$20
Prepaid expenses	15,099	20,349
Total current assets	15,358	20,369
Total assets	$15,358	$20,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$5,029
Accrued interest – related party	75,358	55,358
Short term loans payable	49,800	-
Advance from related party	14,998	41,218
Convertible note payable – related party	1,000,000	1,000,000
Other current liabilities	9,816	-
Total current liabilities	1,149,972	1,101,605

Commitments (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 400,228,842 and 402,114,556 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	40,023	40,212
Additional paid-in-capital	46,524,125	46,515,936
Accumulated deficit	(47,698,762)	(47,637,384)
Total stockholders’ deficit	(1,134,614)	(1,081,236)

Total liabilities and stockholders’ deficit	$15,358	$20,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31,
	2025	2024

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	-	158,194
General and administrative	41,378	46,747
Total operating expenses	41,378	204,941
Operating loss	(41,378)	(204,941)
Other expense
Interest expense – related party	(20,000)	(20,000)
Total other expense	(20,000)	(20,000)
Net loss before income taxes	(61,378)	(224,941)
Income tax expense	-	-
Net loss	$(61,378)	$(224,941)

Net loss per share-basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	401,652,233	158,271,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Stockholders’ Deficit

	Preferred Stock			Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	1,000		$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)
Net loss	-		-	-	-	-	(224,941)	(224,941)
Balance at March 31, 2024	1,000		$-	158,271,000	$15,827	$38,750,207	$(43,362,357)	$(4,596,323)

Balance at December 31, 2024	1,000		-	402,114,556	40,212	46,515,936	(47,637,384)	(1,081,236)
Cancellation of common stock	-		-	(2,000,000)	(200)	200	-	-
Conversion of convertible notes payable to common stock	-		-	114,286	11	7,989	-	8,000
Net Loss	-		-				(61,378)	(61,378)
Balance at March 31, 2025	1,000	$		400,228,842	$40,023	$46,524,125	$(47,698,762)	$(1,134,614)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(61,378)	$(224,941)
Adjustments to reconcile net loss to cash used in operating activities
Expenses paid on behalf of company - related party	-	53,448
Change in assets and liabilities		-
Prepaid expenses	5,250	(11,701)
Accounts payable	(5,029)	(2,110)
Accrued salaries and related expenses	-	163,194
Accrued interest – related party	20,000	20,000
Other current liabilities	9,816	-
Net cash used in operating activities	(31,341)	(2,110)

Cash flows from financing activities
Proceeds from convertible notes payable	8,000	-
Proceeds from short term loans payable	49,800	-
Advances from stockholders	-	2,110
Repayments against advances from related parties	(26,220)	-
Net cash provided by financing activities	31,580	2,110

Net increase in cash	239	-
Cash at beginning of the year	20	170
Cash at end of the year	$259	$170

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Conversion of convertible notes payable to common stock	$8,000	$-
Cancellation of common stock	$200	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the year ended December 31, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing. As of the date of this filing, the remaining $325,000 had not been remitted to Mr. Owens by the Purchasers.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts, ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024. On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement (see Note 3).

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

President, CEO - Mr. Ricardo Haynes

Independent Director – Ms. Marilyn Karpoff

Independent Director – Mr. Gordon Clinkscale

Chairman – Mr. Eric Collins

Interim Chief Financial Officer (CFO) – Ms. Adrienne Anderson (1)

Secretary – Mr. Donald R. Keer

Chief Operating Officer – Mr. Lance Lehr

(1)	Ms. Anderson submitted her resignation as interim CFO on February 19, 2025.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.

The Company currently operates in one business segment. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of businesses or separate business entities.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2025, the Company had an accumulated deficit of $47,698,762, had a working capital deficit of $1,134,614 at March 31, 2025, had net losses of $61,378 and $224,941 for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $31,341 and $2,110 for the three months ended March 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2025 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. There have been no transfers between levels.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. The Company had cash on hand of $259 and $20 at March 31, 2025 and December 31, 2024, respectively. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At March 31, 2025 and December 31, 2024, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through March 31, 2025.

Leases

The Company accounts for leases under ASU 2016-02. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the balance sheets.

Operating lease ROU assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

At March 31, 2025 and December 31, 2024, the Company has no leased assets.

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

The Company had no revenues during the three months ended March 31, 2025 and 2024.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the three months ended March 31, 2025 and 2024, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At March 31, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

At March 31, 2025 and December 31, 2024, the Company had a convertible note payable outstanding with a related party. For the three months ended March 31, 2025 and 2024, the note was convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

Debt

The Company issues debt that may have separate warrants, conversion features, or equity-linked attributes.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of March 31, 2025 and December 31, 2024 and no charges or credits to income for the three months ended March 31, 2025 and 2024.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized debt issue costs and debt discount are presented net of the related debt on the unaudited condensed balance sheets.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which is intended to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity’s performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity’s selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the financial statements.

Recently Issued Accounting Pronouncements –Adopted

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 did not have an impact on the Company’s financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Asset Purchase Agreement

On October 1, 2024, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 201,057,278 from Thunder Energies Corporation (“TEC”)., an entity controlled by the Purchasers discussed in Note 1. Since the Company shares common ownership with TEC, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by TEC $0, resulting in the Company recognizing $20,106 as a reduction of additional paid-in capital for the par value of the common stock issued to the Purchasers in the transaction. On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

Advances from Related Party

During the three months ended March 31, 2025 and 2024, the Company received no working capital advances and made repayments of $26,220 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance owed of $14,998 and $41,218 at March 31, 2025 and December 31, 2024, respectively, and these advances have been presented as advance from related party on the accompanying balance sheets.

Due to Stockholders

The Trust, controlled by Mr. James Owens, the founder, stockholder, and former chairman of the board of directors of the Company, advanced the Company money as needed for working capital needs. During the three months ended March 31, 2025 and 2024, the Trust loaned the Company for working capital needs of $0 and $2,110, paid expenses on behalf of the Company of $0 and $53,448, and had no repayments, respectively. These advances have no specific repayment terms and do not bear interest.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,240 with shares of common stock (see below for further details).

At March 31, 2025 and December 31, 2024, the balance remaining on the due to stockholder was $0 and $0, respectively, which has been reflected as due to stockholder on the accompanying condensed balance sheet.

Convertible Note Payable

On June 3, 2022 (the “Issue Date”), the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable (the “Note”) in the amount of $1,101,000 in exchange for 1) elimination of the “Due to stockholder” liability balance of $756,450 on the date of the settlement agreement, 2) elimination of the Company’s obligations under Mr. Owens’ employment agreement for accrued salary of $845,833 and accrued auto allowance of $29,000, and 3) amended his employment agreement to set his salary at $1 per year beginning in June of 2022. The Note bears interest at the rate of eight percent (8%) per annum. The Note accrues interest from the Issue Date and is payable twenty-four months from the Issue Date. Mr. Owens may convert the Note and accrued interest at any time beginning three days after the Issue date at a rate of $0.01 per share for the Company’s common stock. Mr. Owens subsequently transferred the note to the Trust, which he controls. On June 3, 2024, the Trust agreed to extend the maturity date to September 1, 2024, at which time, the Note became due on demand if not repaid. As of the date of this filing, the Note has not been repaid.

On June 3, 2024 the Board of Directors approved, and Mr. Owens agreed, to settle certain liabilities owed to the Trust with shares of common stock (see below for further details). Included in this settlement was $68,623 of accrued interest on the convertible note payable. The Note continues to be an obligation of the Company and will continue accruing interest at 8%.

During the three months ended March 31, 2025 and 2024, interest expense on the Note was $20,000 and $20,000, respectively.

At March 31, 2025 and December 31, 2024, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $75,358 and $55,358, respectively. At March 31, 2025, the Note and accrued interest are due on demand.

On March 20, 2024, Mr. Owens transferred the Note to Mr. Hendrickson, a former director of the Company.

Liabilities Settled with Shares of Common Stock

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust for working capital advances, consulting services and accrued interest on the Note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price. Therefore, a loss on extinguishment of $4,021,910 was recognized, which has been presented on the accompanying statement of operations as other expense.

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

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee was due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. At March 31, 2025, no amounts had been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated. See above for the acquisition of the license agreement by Webnet, a Company owned and controlled by Mr. Owens.

NOTE 4 – SHORT TERM LOANS PAYABLE

During the three months ended March 31, 2025 and 2024, the Company received working capital advances of $49,800 and $0, respectively, and made no repayments from a third party entity. These short term loans payable have no specific repayment terms and do not bear interest. The Company has a balance owed of $49,800 and $0 at March 31, 2025 and December 31, 2024, respectively, and these advances have been presented as short term loans payable on the accompanying balance sheets.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In January 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2025 for aggregate gross proceeds of $8,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. In January 2025, the Notes were converted into 114,286 of the Company’s common shares.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At March 31, 2025 and December 31, 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1).

Common Stock

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement (see Note 3).

On August 27, 2024, the Company amended its articles of incorporation with the State of Wyoming and increased its authorized shares of common stock from 300,000,000 to 500,000,000 shares.

At March 31, 2025 and December 31, 2024, the Company had 400,228,842 and 402,114,556 issued and outstanding shares of common stock, respectively.

During the year ended December 31, 2024, the Company issued 42,786,278 shares of common stock to settle liabilities owed to a related party (see Note 3).

During the year ended December 31, 2024, the Company issued 201,057,278 shares of common stock to related parties in exchange for intellectual property (see Note 3).

NOTE 7 – EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2025	2024
Convertible note payable	100,000,000	100,000,000
Total potentially dilutive shares	100,000,000	100,000,000

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024

Net loss attributable to the common stockholders	$(61,378)	$(224,941)

Basic weighted average outstanding shares of common stock	401,652,233	158,271,000
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	401,652,233	158,271,000

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 8 – COMMITMENTS

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

At March 31, 2025 and December 31, 2024, had no accrued salaries, payroll taxes, or auto allowances included in accrued salaries and related expenses on the accompanying unaudited balance sheets resulting from these employment agreements.

The salaries and related expenses related to these agreements for the three months ended March 31, 2025 and 2024 were $0 and $158,194, respectively.

In June 2024, the accrued liabilities associated with these employment agreements were assumed by Webnet, an entity owned and controlled by Mr. Owens (see Note 3).

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2025, except for the following:

Convertible Note Payable

In May 2025, the Company authorized a convertible promissory note bearing no interest and is due and payable on December 31, 2025 for aggregate gross proceeds of $100,000. The Note allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holder of the Note has the right, at the holder’s option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.025 per share into the Company’s common stock before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. On May 20, 2025, the Note was converted into 4,000,000 of the Company’s common shares.

Advance from Related Party

Subsequent to March 31, 2025, the Company made repayments totaling $49,990 against the advances from related party.

Forge Atlanta Subsidiary

On April 29, 2025, the Company entered into an Agreement with Urbantec Development Partners, LLC (“Urbantec”) to form a Special Purpose Vehicle (“SPV”), named Forge Atlanta Asset Management LLC. (“Forge Atlanta”), a 10-acre mixed-use real estate development in Downtown Atlanta’s Castleberry Hill district. The Company and Urbantec will hold ownerships in Forge Atlanta of 80% and 20%, respectively. Upon acceptance of the Purchase and Sale Agreement (“PSA”) by the current land owner (“Seller”), Forge Atlanta will pay Urbatec the sum of $3,000,000.

Forge Atlanta, a Georgia limited liability corporation was formed on August 19, 2024 and intends to acquire land, secure financing, manage the development, and revitalize the Forge Atlanta project. The Managing Partner of Forge Atlanta is the Company’s Chief Executive Officer, Mr. Ricardo Haynes.

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date. The scheduled closing date of the land purchase is November 25, 2025. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000.

Regulation A Offering

The Company filed a Regulation A Offering on March 17, 2025 with the Securities and Exchange Commission (“SEC”) for an offering up to $10 million of our common stock at $7 per shares. At the time of this filing, the Regulation A Offering has not been declared effective by the SEC and we have not sold any shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

The Company

Webstar Technology Group, Inc. (the “Company”) was incorporated in Wyoming on March 10, 2015. The Company was originally established for the operation of certain licensed and purchased software solutions. Since inception, the Company signed two license agreements with a related party to license proprietary software technology solutions, i.e., Gigabyte Slayer and WARP-G.

During the year ended December 31, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former CEO, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller. Further, the Seller retains the voting rights of the Preferred Stock while in escrow. Therefore, Mr. James Owens is referred to as the controlling stockholder in this filing as the Preferred Stock remains in escrow as of the date of this filing. As of the date of this filing, the remaining $325,000 had not been remitted to Mr. Owens by the Purchasers.

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts, ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024. On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement (see Note 3).

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

Chairman/Chief Executive Officer - Mr. Ricardo Haynes

Independent Director – Ms. Marilyn Karpoff

Independent Director – Mr. Gordon Clinkscale

President – Mr. Eric Collins

Interim Chief Financial Officer (CFO) – Ms. Adrienne Anderson (1)

Secretary – Mr. Donald R. Keer

Chief Operating Officer – Mr. Lance Lehr

(1)	Ms. Anderson submitted her resignation as interim CFO on February 19, 2025.

Our principal office is located at 1100 Peachtree St NE, Suite 200, Atlanta, GA 30309. Our corporate website address is www.webstartechnologygroup.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Recent Developments

Financing Transactions

Short Term Loans Payable

During the three months ended March 31, 2025 and 2024, the Company received working capital advances of $49,800 and $0, respectively, and made no repayments from a third party entity.

Convertible Notes Payable

In January 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2025 for aggregate gross proceeds of $8,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock before any public offering. In January 2025, the Notes were converted into 114,286 of the Company’s common shares.

In May 2025, the Company authorized a convertible promissory note bearing no interest and is due and payable on December 31, 2025 for aggregate gross proceeds of $100,000. The Note allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holder of the Note has the right, at the holder’s option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.025 per share into the Company’s common stock before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. On May 20, 2025, the Note was converted into 4,000,000 of the Company’s common shares.

Common Stock

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement

Advance from Related Party

In fiscal year 2025, the Company made repayments totaling $76,210 against the advances from related party.

Forge Atlanta Subsidiary

On April 29, 2025, the Company entered into an Agreement with Urbantec Development Partners, LLC (“Urbantec”) to form a Special Purpose Vehicle (“SPV”), named Forge Atlanta Asset Management LLC. (“Forge Atlanta”), a 10-acre mixed-use real estate development in Downtown Atlanta’s Castleberry Hill district. The Company and Urbantec will hold ownerships in Forge Atlanta of 80% and 20%, respectively. Upon acceptance of the Purchase and Sale Agreement (“PSA”) by the current land owner (“Seller”), Forge Atlanta will pay Urbatec the sum of $3,000,000.

Forge Atlanta, a Georgia limited liability corporation was formed on August 19, 2024 and intends to acquire land, secure financing, manage the development, and revitalize the Forge Atlanta project. The Managing Partner of Forge Atlanta is the Company’s Chief Executive Officer, Mr. Ricardo Haynes.

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date. The scheduled closing date of the land purchase is November 25, 2025. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must receive additional capital. We have no assurance that future financing will materialize. If that financing is not available, we may be unable to continue operations.

Overview

Webstar Technology Group, was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. However, in June 2024 the new management team of Webstar Technology Group Inc. chose to expand the company’s footprint into the commercial real estate development & acquisitions space.

Plan of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	41,378	204,941
Other expense	20,000	20,000
Net loss before income taxes	$(61,378)	$(224,941)

Net Revenues

For the three months ended March 31, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended March 31, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $163,563, or 79.8%, to $41,378 for three months ended March 31, 2025 from $204,941 for the three months ended March 31, 2024 primarily due to decreases in compensation costs of $158,194, consulting fees of $30,150, and travel costs of $5,000, offset primarily by increases in professional fees of $26,085, investor relations costs of $2,359, rent of $585, and general and administration costs of $752, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2025, we had general and administrative expenses of $41,378 primarily due to professional fees of $32,682, rent expense of $585, investor relations costs of $2,359, consulting fees of $5,000, and general and administration costs of $752, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2024, we had salaries and related expenses of $158,194, and general and administrative expenses of $46,747 primarily due to professional fees of $6,597, consulting fees of $35,150, and travel costs of $5,000, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended March 31, 2025 totaled $20,000 primarily due to interest expense, compared to other expense of $20,000 for the three months ended March 31, 2024 primarily due to interest expense.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2025 totaled $61,378 primarily due to (increases/decreases) in professional fees, investor relations costs, consulting fees, rent, and general and administration costs compared to a loss of $224,941 for the three months ended March 31, 2024 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, and travel costs.

Assets and Liabilities

Assets were $15,358 as of March 31, 2025. Assets consisted primarily of cash of $259, and prepaid expenses of $15,099. Liabilities were $1,149,972 as of March 31, 2025. Liabilities consisted primarily of advance from related party of $14,998, short term loans payable of $49,800, convertible note payable – related party of $1,000,000, accrued interest – related party of $75,358, and other current liabilities of $9,816.

Liquidity and Capital Resources

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $47,698,762 at March 31, 2025, had a working capital deficit of $1,134,614 and $1,081,236 at March 31, 2025 and December 31, 2024, respectively, had a net loss of $61,378 and $224,941 for the three months ended March 31, 2025 and 2024, respectively, and net cash used in operating activities of $31,341 and $2,110 for the three months ended March 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to expand operations and increase revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering or an asset sale transaction. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While management believes in the viability of its strategy to generate revenues and in its ability to raise additional funds or transact an asset sale, there can be no assurances to that effect or on terms acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had an increase in cash flows for the three months ended March 31, 2025 of $239 resulting from cash provided by financing activities of $31,580, offset partially by cash used in operating activities of $31,341.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$(31,341)	$(2,110)
Investing activities	-	-
Financing activities	31,580	2,110
	$239	$-

Cash Flows from Operating Activities – For the three months ended March 31, 2025, net cash used in operations was $31,341 compared to net cash used in operations of $2,110 for the three months ended March 31, 2024. Net cash used in operations was primarily due to a net loss of $61,378 for three months ended March 31, 2025 and the changes in operating assets and liabilities of $30,037, primarily due to the changes in prepaid expenses of $5,250, other current liabilities of $9,816, and accrued interest – related party of $20,000, offset primarily by accounts payable of $5,029.

For the three months ended March 31, 2024, net cash used in operations was primarily due to a net loss of $224,941 and the changes in operating assets and liabilities of $169,383, primarily due to the changes in accrued payroll of $163,194, and accrued interest – related party of $20,000, offset partially by the change in prepaid expenses of $11,701 and accounts payable of $2,110. In addition, net cash used in operating activities includes adjustments to reconcile net profit from expenses paid on behalf of company – related party of $53,448.

Cash Flows from Investing Activities – For the three months ended March 31, 2025 and 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2025, net cash provided by financing was $31,580, due to proceeds from short term convertible notes of $8,000, proceeds from short term loans payable of $49,800, and repayments of advance from related party of $26,220 compared to cash provided by financing activities of $2,110 for the three months ended March 31, 2024 due to advances from stockholders.

Financing – We expect that our current working capital position, together with our expected future cash flows from operations will be insufficient to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. As stated above, Management intends to raise additional funds by way of a public offering or an asset sale transaction, however there can be no assurance that we will be successful in completing such transactions.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Short Term Loans Payable

During the three months ended March 31, 2025 and 2024, the Company received working capital advances of $49,800 and $0, respectively, and made no repayments from a third party entity.

Convertible Notes Payable

In January 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2025 for aggregate gross proceeds of $8,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock before any public offering. In January 2025, the Notes were converted into 114,286 of the Company’s common shares.

In May 2025, the Company authorized a convertible promissory note bearing no interest and is due and payable on December 31, 2025 for aggregate gross proceeds of $100,000. The Note allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holder of the Note has the right, at the holder’s option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.025 per share into the Company’s common stock before any public offering. The Note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holder of the Note may be entitled to take various actions, which may include the acceleration of amounts due under the Note. On May 20, 2025, the Note was converted into 4,000,000 of the Company’s common shares.

Advance from Related Party

In fiscal year 2025, the Company made repayments totaling $76,210 against the advances from related party.

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

Capital Expenditures

We expect to purchase approximately $50,000 of equipment in connection with the expansion of our business during the next twelve months.

Fiscal year end

Our fiscal year end is December 31.

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

Future Contractual Obligations and Commitments

Refer to Note 3 in the accompanying notes to the financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

We incur contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contracts, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related operating activities.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity under which it has:

●	a retained or contingent interest in assets transferred to the entity or similar arrangement that serves as credit;

●	liquidity or market risk support to such entity for such assets;

●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

●	an obligation, including a contingent obligation, arising out of a variable interest in an entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2025, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

●	we have not performed a risk assessment and mapped our processes to control objectives;
●	we have not implemented comprehensive entity-level internal controls;
●	we have not implemented adequate system and manual controls; and
●	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our condensed financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Management’s Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the 2024 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the three months ended March 31, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future. To the best our knowledge, none of our directors, officers or affiliates is involved in a legal proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2025 for aggregate gross proceeds of $8,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.07 per share into the Company’s common stock before any public offering. In January 2025, the Notes were converted into 114,286 of the Company’s common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2025, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

3.4	Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock amended on June 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 14, 2022).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.11	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.12	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.14	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.15	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.16†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.17†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.18†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.19	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC March 3, 2020).

10.20	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.21	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.22	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.23+	Second Amended and Restated Marketing and License Agreement dated July 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 18, 2022).

10.24	Settlement Agreement to Compromise Debt dated June 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.25	Convertible Promissory Note dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.26+	Amended Executive Employment Agreement dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.27	Stock Option Grant to Officer dated December 9, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 13, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: July 11, 2025	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: July 11, 2025
Ricardo H. Haynes

