Form 10-Q
period 2025-06-30
Webstar Technology Group Inc.
filed 2025-08-15
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 15, 2025, there were 404,228,842 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

Webstar Technology Group, Inc.

Unaudited Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$5,576	$20
Due from related party	37,132	-
Prepaid expenses	9,849	20,349
Total current assets	52,557	20,369

Deposits related to Forge Atlanta project	100,000	-
Total assets	$152,557	$20,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$500	$5,029
Accrued interest – related party	95,357	55,358
Convertible notes payable	67,330	-
Promissory notes payable	81,000	-
Advance from related party	-	41,218
Convertible note payable – related party	1,000,000	1,000,000
Other current liabilities	10,257	-
Total current liabilities	1,254,444	1,101,605

Commitments (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 404,228,842 and 402,114,556 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	40,423	40,212
Additional paid-in-capital	46,648,850	46,515,936
Accumulated deficit	(47,791,160)	(47,637,384)
Total stockholders’ deficit	(1,101,887)	(1,081,236)

Total liabilities and stockholders’ deficit	$152,557	$20,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
General and administrative	107,776	363,310	66,398	158,369
Total operating expenses	107,776	363,310	66,398	158,369
Loss from operations	(107,776)	(363,310)	(66,398)	(158,369)

Other expense:
Settlement of liabilities	-	4,021,910	-	4,021,910
Interest expense – original issuance discount	6,000	-	6,000	-
Interest expense	40,000	40,000	20,000	20,000
Total other expense	46,000	4,061,910	26,000	4,041,910

Loss before income taxes	(153,776)	(4,425,220)	(92,398)	(4,200,279)
Income taxes	-	-	-	-

Net loss	$(153,776)	$(4,425,220)	$(92,398)	$(4,200,279)

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	401,841,636	162,267,520	402,031,040	166,264,041

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	1,000	$-	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)
Net loss	-	-	-	-	-	(224,941)	(224,941)
Balance at March 31, 2024	1,000	$-	158,271,000	$15,827	$38,750,207	$(43,362,357)	$(4,596,323)

Liabilities settled in common stock	-	-	42,786,278	4,279	7,785,835	-	7,790,114
Net Loss	-	-				(4,200,279)	(4,200,279)
Balance at June 30, 2024	1,000	$-	201,057,278	$20,106	$46,536,042	$(47,562,636)	$(1,006,488)

Balance at December 31, 2024	1,000	-	402,114,556	40,212	46,515,936	(47,637,384)	(1,081,236)
Cancellation of common stock	-	-	(2,000,000)	(200)	200	-	-
Conversion of convertible notes payable to common stock	-	-	114,286	11	7,989	-	8,000
Net Loss	-	-				(61,378)	(61,378)
Balance at March 31, 2025	1,000	$-	400,228,842	$40,023	$46,524,125	$(47,698,762)	$(1,134,614)

Capital contributions	-	-	-	-	25,125	-	25,125
Conversion of convertible notes payable to common stock	-	-	4,000,000	400	99,600	-	100,000
Net Loss	-	-				(92,398)	(92,398)
Balance at June 30, 2025	1,000	$-	404,228,842	$40,423	$46,648,850	$(47,791,160)	$(1,101,887)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(153,776)	$(4,425,220)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of original issuance discount	6,000	-
Expenses paid on behalf of company - related party	-	161,317
Settlement of liabilities for common stock	-	4,021,910
Change in assets and liabilities		-
Prepaid expenses	10,500	(13,218)
Due from related party	(37,132)	-
Accounts payable	(4,529)	(24,981)
Accrued salaries and related expenses	-	238,066
Accrued interest – related party	39,999	40,000
Other current liabilities	10,257	-
Net cash used in operating activities	(128,681)	(2,126)

Cash flows from investing activities
Deposits related to Forge Atlanta project	(75,000)	-
Net cash used in investing activities	(75,000)	-

Cash flows from financing activities
Proceeds from convertible notes payable	108,000	-
Proceeds from short term loans payable	67,330	-
Proceeds from promissory notes payable	100,000	-
Repayments of promissory notes	(25,000)	-
Capital contributions	125	-
Advances from stockholders	-	2,110
Repayments against advances from related parties	(41,218)	-
Net cash provided by financing activities	209,237	2,110

Net change in cash	5,556	(16)
Cash at beginning of the year	20	170
Cash at end of the year	$5,576	$154

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Capital contributions associated with deposit on Forge Atlanta project	$25,000	$-
Conversion of convertible notes payable to common stock	$108,000	$-
Cancellation of common stock	$200	$-

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

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date. The scheduled closing date of the land purchase is November 25, 2025. Upon closing of the land purchase, Forge Atlanta will pay Urbantec the sum of $3,000,000. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000 and in June 2025, the Company paid the earnest money payment of $50,000 due at execution of the PSA.

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of June 30, 2025, the Company had an accumulated deficit of $47,791,160, had a working capital deficit of $1,201,887 at June 30, 2025, had net losses of $92,398 and $153,776, and $4,200,279 and $4,425,220, respectively, for the three and six months ended June 30, 2025 and 2024, respectively, and net cash used in operating activities of $128,681 and $2,126 for the six months ended June 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at June 30, 2025 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024. There have been no transfers between levels.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. The Company had cash on hand of $5,576 and $20 at June 30, 2025 and December 31, 2024, respectively. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At June 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through June 30, 2025.

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

At June 30, 2025 and December 31, 2024, the Company has no leased assets.

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

The Company had no revenues during the three and six months ended June 30, 2025 and 2024.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the three and six months ended June 30, 2025 and 2024, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At June 30, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

At June 30, 2025 and December 31, 2024, the Company had a convertible note payable outstanding with a related party. For the three and months ended June 30, 2025 and 2024, the note was convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of June 30, 2025 and December 31, 2024 and no charges or credits to income for the three and six months ended June 30, 2025 and 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Asset Purchase Agreement

On October 1, 2024, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 201,057,278 from Thunder Energies Corporation (“TEC”), an entity controlled by the Purchasers discussed in Note 1. Since the Company shares common ownership with TEC, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by TEC of $0, resulting in the Company recognizing $20,106 as a reduction of additional paid-in capital for the par value of the common stock issued to the Purchasers in the transaction. On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

Advances from Related Party

During the three and six months ended June 30, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $81,350 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $37,132 and a balance owed to related party of $41,218 at June 30, 2025 and December 31, 2024, respectively, and these advances have been presented as advance from related party on the accompanying balance sheets.

Due to Stockholders

The Trust, controlled by Mr. James Owens, the founder, stockholder, and former chairman of the board of directors of the Company, advanced the Company money as needed for working capital needs. During the three and six months ended June 30, 2025 and 2024, the Trust loaned the Company for working capital needs of $0 and $2,110, paid expenses on behalf of the Company of $0 and $68,448, and had no repayments, respectively. These advances have no specific repayment terms and do not bear interest.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,240 with shares of common stock (see below for further details).

At June 30, 2025 and December 31, 2024, the balance remaining on the due to stockholder was $0 and $0, respectively, which has been reflected as due to stockholder on the accompanying condensed balance sheet.

Convertible Note Payable – Related Party

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

During the three and six months ended June 30, 2025 and 2024, interest expense on the Note was $20,000 and $40,000, and $20,000 and $40,000, respectively.

At June 30, 2025 and December 31, 2024, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $95,357 and $55,358, respectively. At June 30, 2025, the Note and accrued interest are due on demand.

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

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these softwares throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee was due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. At June 30, 2025, no amounts had been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated. See above for the acquisition of the license agreement by Webnet, a Company owned and controlled by Mr. Owens.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2025 for aggregate gross proceeds of $175,330. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the six months ended June 30, 2025, several Notes were converted into 4,114,286 of the Company’s common shares. The Company has a balance owed of $67,330 and $0 at June 30, 2025 and December 31, 2024, respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 –PROMISSORY NOTES

In May and June 2025, the Company entered into promissory notes with a third party totaling $75,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. On June 30, 2025, the Company repaid $25,000 of the promissory note with a balance due of $6,000 as of June 30, 2025.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At June 30, 2025 and December 31, 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1).

Common Stock

During the six months ended June 30, 2025, several convertible promissory notes were converted into 4,114,286 of the Company’s common shares (see Note 4).

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement (see Note 3).

On August 27, 2024, the Company amended its articles of incorporation with the State of Wyoming and increased its authorized shares of common stock from 300,000,000 to 500,000,000 shares.

At June 30, 2025 and December 31, 2024, the Company had 404,228,842 and 402,114,556 issued and outstanding shares of common stock, respectively.

During the year ended December 31, 2024, the Company issued 42,786,278 shares of common stock to settle liabilities owed to a related party (see Note 3).

During the year ended December 31, 2024, the Company issued 201,057,278 shares of common stock to related parties in exchange for intellectual property (see Note 3).

As of June 30, 2025, the Company has not issued a total of 42,857 common shares due to a third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Convertible note payable – related party	100,000,000	100,000,000	100,000,000	100,000,000
Total potentially dilutive shares	100,000,000	100,000,000	100,000,000	100,000,000

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Net loss attributable to the common stockholders	$(153,776)	$(4,425,220)	$(92,398)	$(4,200,279)

Basic weighted average outstanding shares of common stock	401,841,636	162,267,520	402,031,040	166,264,041
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	401,841,636	162,267,520	402,031,040	166,264,041

Loss per share:
Basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)

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

At June 30, 2025 and December 31, 2024, had no accrued salaries, payroll taxes, or auto allowances included in accrued salaries and related expenses on the accompanying unaudited balance sheets resulting from these employment agreements.

The salaries and related expenses related to these agreements for the three and six months ended June 30, 2025 and 2024 were $0 and $0, and $79,872 and $238,066, respectively.

In June 2024, the accrued liabilities associated with these employment agreements were assumed by Webnet, an entity owned and controlled by Mr. Owens (see Note 3).

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended June 30, 2025, except for the following:

Convertible Note Payable

In July 2025, the Company entered into a convertible note payable of $80,000.

Advance from Related Party

In July 2025, the Company received working capital advances of $14,200 from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest.

Promissory Note Payable

In July 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note.

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

President/Chief Executive Officer - Mr. Ricardo Haynes

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

Recent Developments

Financing Transactions

Convertible Notes Payable

During the six months ended June 30, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2025 for aggregate gross proceeds of $175,330. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the six months ended June 30, 2025, several Notes were converted into 4,114,286 of the Company’s common shares. The Company has a balance owed of $67,330 and $0 at June 30, 2025 and December 31, 2024, respectively.

In July 2025, the Company entered into a convertible note payable of $80,000.

Common Stock

During the six months ended June 30, 2025, several convertible promissory notes were converted into 4,114,286 of the Company’s common shares.

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

As of June 30, 2025, the Company has not issued a total of 42,857 common shares due to a third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

Advance from Related Party

In fiscal year 2025, the Company made repayments totaling $81,350 against the advances from related party.

In July 2025, the Company received working capital advances of $14,200 from an entity controlled by the Purchasers. These advances have no specific repayment terms and do not bear interest.

Promissory Note Payable

In July 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note.

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

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date. The scheduled closing date of the land purchase is November 25, 2025. Upon closing of the land purchase, Forge Atlanta will pay Urbantec the sum of $3,000,000. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000 and in June 2025, the Company paid the earnest money payment of $50,000 due at execution of the PSA.

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

Plan of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following discussion represents a comparison of our results of operations for the three months ended June 30, 2025 and 2024. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended June 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	66,398	158,369
Other expense	26,000	4,041,910
Net loss before income taxes	$(92,398)	$(4,200,279)

Net Revenues

For the three months ended June 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended June 30, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $91,971, or 58.1%, to $66,398 for three months ended June 30, 2025 from $158,369 for the three months ended June 30, 2024 primarily due to decreases in compensation costs of $79,872, and consulting fees of $61,000, offset primarily by increases in professional fees of $39,214, investor relations costs of $7,429, travel costs of $736, rent of $390, and general and administration costs of $1,132, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2025, we had general and administrative expenses of $66,398 primarily due to professional fees of $44,695, rent expense of $390, investor relations costs of $7,429, consulting fees of $12,000, travel costs of $736, and general and administration costs of $1,148, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended June 30, 2024, we had general and administrative expenses of $158,369 primarily due to professional fees of $5,481, consulting fees of $73,000, and compensation costs of $79,872, and general and administration costs of $16 as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended June 30, 2025 totaled $26,000 primarily due to interest expense, OID compared to other expense of $4,041,910 for the three months ended June 30, 2024 primarily due to interest expense of $20,000 and the settlement of liabilities of $4,021,910.

Net loss before income taxes

Net loss before income taxes for the three months ended June 30, 2025 totaled $92,398 primarily due to (increases/decreases) in professional fees, investor relations costs, consulting fees, rent, and general and administration costs compared to a loss of $4,200,279 for the three months ended June 30, 2024 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees.

Assets and Liabilities

Assets were $152,557 as of June 30, 2025. Assets consisted primarily of cash of $5,576, due from related party of $37,132, prepaid expenses of $9,849, and deposits related to Forge Atlanta project of $100,000. Liabilities were $1,254,444 as of June 30, 2025. Liabilities consisted primarily of accounts payable of $500, convertible notes payable of $67,330, promissory notes payable of $81,000, convertible note payable – related party of $1,000,000, accrued interest – related party of $95,357, and other current liabilities of $10,257.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following discussion represents a comparison of our results of operations for the six months ended June 30, 2025 and 2024. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Six Months Ended June 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	107,776	363,310
Other expense	46,000	4,061,910
Net loss before income taxes	$(153,776)	$(4,425,220)

Net Revenues

For the six months ended June 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the six months ended June 30, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $255,534, or 70.3%, to $107,776 for six months ended June 30, 2025 from $363,310 for the six months ended June 30, 2024 primarily due to decreases in compensation costs of $238,066, consulting fees of $91,150, and travel costs of $4,264, offset primarily by increases in professional fees of $65,299, investor relations costs of $9,788, rent of $975, and general and administration costs of $1,884, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2025, we had general and administrative expenses of $107,776 primarily due to professional fees of $77,377, rent expense of $975, travel costs of $736, investor relations costs of $9,788, consulting fees of $17,000, and general and administration costs of $1,900, as a result of adding administrative infrastructure for our anticipated business development.

For the six months ended June 30, 2024, we had general and administrative expenses of $363,310 primarily due to professional fees of $12,078, compensation costs of $238,066, consulting fees of $108,150, and travel costs of $5,000, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the six months ended June 30, 2025 totaled $46,000 primarily due to interest expense, OID compared to other expense of $4,061,910 for the six months ended June 30, 2024 primarily due to interest expense of $40,000 and the settlement of liabilities of $4,021,910.

Net loss before income taxes

Net loss before income taxes for the six months ended June 30, 2025 totaled $153,776 primarily due to (increases/decreases) in professional fees, investor relations costs, consulting fees, rent, travel costs, and general and administration costs compared to a loss of $4,425,220 for the six months ended June 30, 2024 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, and travel costs.

Liquidity and Capital Resources

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $47,791,160 at June 30, 2025, had a working capital deficit of $1,201,887 and $1,081,236 at June 30, 2025 and December 31, 2024, respectively, had a net loss of $92,398 and $153,776, and $4,200,279 and $4,425,220 for the three and six months ended June 30, 2025 and 2024, respectively, and net cash used in operating activities of $128,681 and $2,126 for the six months ended June 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the six months ended June 30, 2025 of $5,576 resulting from cash provided by financing activities of $184,237, offset partially by cash used in operating activities of $128,681 and cash used in investing activities of $50,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$(128,681)	$(2,126)
Investing activities	(75,000)	-
Financing activities	209,237	2,110
	$5,556	$(16)

Cash Flows from Operating Activities – For the six months ended June 30, 2025, net cash used in operations was $128,681 compared to net cash used in operations of $2,126 for the six months ended June 30, 2024. Net cash used in operations was primarily due to a net loss of $153,776 for six months ended June 30, 2025 and the changes in operating assets and liabilities of $19,095, primarily due to the changes in prepaid expenses of $10,500, other current liabilities of $10,577, and accrued interest – related party of $39,999, offset primarily by and due from related party of $37,132 and accounts payable of $4,529. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the accretion of original issuance costs of $6,000.

For the six months ended June 30, 2024, net cash used in operations was primarily due to a net loss of $4,425,220 and the changes in operating assets and liabilities of $239,867, primarily due to the changes in accrued payroll of $238,066, and accrued interest – related party of $40,000, offset partially by the change in prepaid expenses of $13,218 and accounts payable of $24,981. In addition, net cash used in operating activities includes adjustments to reconcile net profit from expenses paid on behalf of company – related party of $161,317 and the settlement of liabilities for common stock of $4,021,910.

Cash Flows from Investing Activities – For the six months ended June 30, 2025, the Company had deposits related to Forger Atlanta project of $75,000. For the six months ended June 30, 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the six months ended June 30, 2025, net cash provided by financing was $209,237, due to proceeds from short term convertible notes of $108,000, proceeds from short term loans payable of $67,330, proceeds from promissory notes of $100,000, capital contributions from shareholder of $125, repayments of promissory notes of $25,000, and repayments of advance from related party of $41,218 compared to cash provided by financing activities of $2,110 for the six months ended June 30, 2024 due to advances from stockholders.

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

Convertible Notes Payable

During the six months ended June 30, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2025 for aggregate gross proceeds of $175,330. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the six months ended June 30, 2025, several Notes were converted into 4,114,286 of the Company’s common shares. The Company has a balance owed of $67,330 and $0 at June 30, 2025 and December 31, 2024, respectively.

In July 2025, the Company entered into a convertible note payable of $80,000.

Advance from Related Party

In fiscal year 2025, the Company made repayments totaling $95,550 against the advances from related party.

Promissory Note Payable

In July 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of June 30, 2025, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the 2026 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the three months ended June 30, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April and May 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on December 31, 2025 for aggregate gross proceeds of $117,530. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of this note, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. On May 20, 2025, a Note of $100,000 was converted into 4,000,000 of the Company’s common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended June 30, 2025, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Webstar Technology Group, Inc.

Dated: August 15, 2025	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: August 15, 2025
Ricardo H. Haynes

