Form 10-Q
period 2025-09-30
Webstar Technology Group Inc.
filed 2025-11-14
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, there were 404,228,842 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

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

Webstar Technology Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash	$7,789	$20
Due from related party	80,129	-
Forge Atlanta escrow account deposits	400,000	-
Prepaid expenses	4,848	20,349
Other current assets	194	-
Total current assets	492,960	20,369

Deposits related to Forge Atlanta project	115,000	-
Total assets	$607,960	$20,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$14,750	$5,029
Accrued interest	288	-
Accrued interest – related party	115,358	55,358
Convertible note payable – related party	1,000,000	1,000,000
Short term loans payable	174,830	-
Promissory notes payable, less unamortized debt issuance costs of $22,563 and $0, respectively	519,937	-
Liability for condominium, less unamortized issuance costs of $372,778 and $0, respectively	67,222	-
Advance from related party	-	41,218
Other current liabilities	27,422	-
Total current liabilities	1,919,807	1,101,605

Commitments (Note 8)

Stockholders’ deficit
Preferred stock, $0.0001 par value; authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; authorized 500,000,000 shares; 404,228,842 and 402,114,556 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	40,423	40,212
Additional paid-in-capital	46,648,850	46,515,936
Accumulated deficit	(47,990,101)	(47,637,384)
Total Webstar stockholders’ deficit	(1,300,828)	(1,081,236)
Noncontrolling interest	(11,019)	-
Total stockholders’ deficit	(1,311,847)	(1,081,236)
Total liabilities and stockholders’ deficit	$607,960	$20,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Net revenues	$-	$-	$-	$-

Gross Profit	-	-	-	-

Operating expenses:
General and administrative	210,628	384,888	102,852	21,578
Total operating expenses	210,628	384,888	102,852	21,578
Loss from operations	(210,628)	(384,888)	(102,852)	(21,578)

Other expense:
Settlement of liabilities	-	4,021,910	-	-
Interest expense – original issue discount	83,159	-	77,159	-
Interest expense	69,949	60,000	29,949	20,000
Total other expense	153,108	4,081,910	107,108	20,000

Loss before income taxes	(363,736)	(4,466,798)	(209,960)	(41,578)
Income taxes	-	-	-	-

Net loss	$(363,736)	$(4,466,798)	$(209,960)	$(41,578)
Less: net loss attributable to the noncontrolling interest	(11,019)	-	(11,019)	-
Net loss attributable to Webstar	$(352,717)	$(4,466,798)	$(198,941)	$(41,578)

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	402,643,180	175,291,819	404,228,842	201,057,278

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid	Accumulated	Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit	Interest	Equity
Balance, December 31, 2023	158,271,000	$15,827	$38,750,207	$43,137,416)	$(4,371,382)	$-	$(4,371,382)
Net loss	-	-	-	(224,941)	(224,941)	-	(224,941)
Balance, March 31, 2024	158,271,000	$15,827	$38,750,207	$(43,362,357)	$(4,596,323)	$-	$(4,596,323)

Liabilities settled in common stock	42,786,278	4,279	7,785,835	-	7,790,114	-	7,790,114
Net loss	-	-	-	(4,200,279)	(4,200,279)	-	(4,200,279)
Balance, June 30, 2024	201,057,278	$20,106	$46,536,042	$(47,562,636)	$(1,006,488)	$-	$(1,006,488)

Net loss	-	-	-	(41,578)	(41,578)	-	(41,578)
Balance, September 30, 2024	201,057,278	$20,106	$46,536,042	$(47,604,214)	$(1,048,066)	$-	$(1,048,066)

Balance, December 31, 2024	402,114,556	$40,212	$46,515,936	$(47,637,384)	$(1,081,236)	$-	$(1,081,236)
Cancellation of common stock	(2,000,000)	(200)	200	-	-		-
Conversion of convertible notes payable to common stock	114,286	11	7,989	-	8,000	-	8,000
Net loss	-	-	-	(61,378)	(61,378)		(61,378)
Balance, March 31, 2025	400,228,842	$40,023	$46,524,125	$(47,698,762)	$(1,134,614)	$-	$(1,134,614)

Capital contribution by shareholder	-	-	25,125	-	25,125	-	25,125
Conversion of convertible notes payable to common stock	4,000,000	400	9,600	-	100,000	-	100,000
Net loss	-	-	-	(92,398)	(92,398)		(92,398)
Balance, June 30, 2025	404,228,842	$40,423	$46,648,850	$(47,791,160)	$(1,101,887)	$-	$(1,101,887)

Net loss	-	-	-	(198,941)	(198,941)	(11,019)	(209,960)
Balance, September 30, 2025	404,228,842	$40,423	$46,648,850	$(47,990,101)	$(1,300,828)	$(11,019)	$(1,311,847)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(363,736)	$(4,466,798)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of original issue discount	83,159	-
Expenses paid on behalf of company - related party	-	173,210
Settlement of liabilities for common stock	-	4,021,910
Change in assets and liabilities
Forge Atlanta escrow account	(400,000)	-
Prepaid expenses and other current assets	15,307	(6,563)
Due from related party	(80,129)	-
Accounts payable	(3,779)	(21,951)
Accrued salaries and related expenses	-	238,066
Accrued interest	288	-
Accrued interest – related party	60,000	60,000
Other current liabilities	27,422	-
Net cash used in operating activities	(661,468)	(2,126)

Cash flows from investing activities
Deposits related to Forge Atlanta project	(85,000)	-
Net cash used in investing activities	(85,000)	-

Cash flows from financing activities
Proceeds from convertible notes payable	108,000	-
Proceeds from short term loans payable	174,830	-
Proceeds from promissory notes payable	537,500	-
Repayments of promissory notes	(25,000)	-
Capital contributions	125	-
Advances from stockholders	-	2,110
Repayments against advances from related parties	(41,218)	-
Net cash provided by financing activities	754,237	2,110

Net change in cash	7,769	(16)
Cash at beginning of the year	20	170
Cash at end of the year	$7,789	$154

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities
Capital contributions associated with deposit on Forge Atlanta project	$25,000	$-
Conversion of convertible notes payable to common stock	$108,000	$-
Cancellation of common stock	$200	$-
Value of condominium in conjunction with notes payable	440,000	-
Original issue discount issued in conjunction with debt	30,000	-

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

Forge Atlanta Subsidiary

On April 29, 2025, the Company entered into an Agreement with Urbantec Development Partners, LLC (“Urbantec”) to form a Special Purpose Vehicle (“SPV”), named Forge Atlanta Asset Management LLC. (“Forge Atlanta”), a 10-acre mixed-use real estate development in Downtown Atlanta’s Castleberry Hill district. The Company and Urbantec will hold ownerships in Forge Atlanta of 90% and 10%, respectively, as amended on September 26, 2025.

Forge Atlanta, a Georgia limited liability corporation was formed on August 19, 2024 and intends to acquire land, secure financing, manage the development, and revitalize the Forge Atlanta project. The Managing Partner of Forge Atlanta is the Company’s Chief Executive Officer, Mr. Ricardo Haynes.

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date (currently held in an escrow account). The scheduled closing date of the land purchase is November 25, 2025. Upon closing of the land purchase, Forge Atlanta will pay Urbantec the sum of $3,000,000. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000 and in June 2025, the Company paid the earnest money payment of $50,000 due at execution of the PSA.

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of September 30, 2025, the Company had an accumulated deficit of $47,990,101, had a working capital deficit of $1,426,847 at September 30, 2025, had net losses of $209,960 and $363,736, and $41,578 and $4,466,798, respectively, for the three and nine months ended September 30, 2025 and 2024, respectively, and net cash used in operating activities of $661,468 and $2,126 for the nine months ended September 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at September 30, 2025 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024. There have been no transfers between levels.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. The Company had cash on hand of $7,789 and $20 at September 30, 2025 and December 31, 2024, respectively. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At September 30, 2025 and December 31, 2024, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through September 30, 2025.

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

At September 30, 2025 and December 31, 2024, the Company has no leased assets.

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

The Company had no revenues during the three and nine months ended September 30, 2025 and 2024.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the three and nine months ended September 30, 2025 and 2024, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At September 30, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

At September 30, 2025 and December 31, 2024, the Company had convertible notes payable outstanding with a related party. For the three and months ended September 30, 2025 and 2024, the note was convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of September 30, 2025 and December 31, 2024 and no charges or credits to income for the three and nine months ended September 30, 2025 and 2024.

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

Due from Related Party

During the three and nine months ended September 30, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $124,347 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $80,129 and a balance owed to related party of $41,218 at September 30, 2025 and December 31, 2024, respectively, and these advances have been presented as advance from related party on the accompanying balance sheets.

Due to Stockholders

The Trust, controlled by Mr. James Owens, the founder, stockholder, and former chairman of the board of directors of the Company, advanced the Company money as needed for working capital needs. During the three and nine months ended September 30, 2025 and 2024, the Trust loaned the Company for working capital needs of $0 and $2,110, paid expenses on behalf of the Company of $0 and $68,448, and had no repayments, respectively. These advances have no specific repayment terms and do not bear interest.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,240 with shares of common stock (see below for further details).

At September 30, 2025 and December 31, 2024, the balance remaining on the due to stockholder was $0 and $0, respectively, which has been reflected as due to stockholder on the accompanying condensed balance sheet.

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

During the three and nine months ended September 30, 2025 and 2024, interest expense on the Note was $20,000 and $60,000, and $20,000 and $60,000, respectively.

At September 30, 2025 and December 31, 2024, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $115,357 and $55,358, respectively. At September 30, 2025, the Note and accrued interest are due on demand.

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

License Agreement

On April 21, 2020, the Company entered into a license agreement with Soft Tech Development Corporation (“Soft Tech”) to exclusively license, market and distribute Soft Tech’s Gigabyte Slayer and WARP-G software (the “Licensed Technology”) and further develop and commercialize these software’s throughout the world. James Owens, our controlling stockholder, owns Soft Tech. Pursuant to the terms of the license agreement, we agreed to pay a contingent licensing fee of $650,000 for each of the two components of Soft Tech’s technology, for a total of $1,300,000 for the Licensed Technology. The contingent licensing fee was due and payable only upon the earlier of: (i) the closing of an aggregate of $20 million in net capital offering of our stock or (ii) when our cumulative net sales from Licensed Technology reaches $20 million. Further, we have agreed to pay a royalty rate of 7% based on the net sales of the Licensed Software. The term of the license agreement is five years with one automatic renewal period. However, the royalty will continue as long as we are selling the Licensed Technology. At September 30, 2025, no amounts had been paid on the license agreement as the events triggering the license fees have not occurred nor have any net sales of the Licensed Software been generated. See above for the acquisition of the license agreement by Webnet, a Company owned and controlled by Mr. Owens.

NOTE 4 – SHORT TERM NOTES PAYABLE

During the nine months ended September 30, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2025 for aggregate gross proceeds of $282,830. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the nine months ended September 30, 2025, several Notes were converted into 4,114,286 of the Company’s common shares. The Company has a balance owed of $174,830 and $0 at September 30, 2025 and December 31, 2024, respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 –PROMISSORY NOTES

Webstar

During the nine months ended September 30, 2025, the Company entered into promissory notes with a third party totaling $200,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025.

Forge Atlanta

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall receive 300,000 common shares of Webstar, valued at $9,000 (based on the estimated fair value of the stock on the date of note) and is recorded as other current liabilities in the unaudited condensed consolidated Balance Sheets. Forge Atlanta recorded original issue discount accretion of $5,909 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $14,091 as of September 30, 2025.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $1,528 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $8,472 as of September 30, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $67,222 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $372,778 as of September 30, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At September 30, 2025 and December 31, 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1).

Common Stock

At September 30, 2025 and December 31, 2024, the Company had 404,228,842 and 402,114,556 issued and outstanding shares of common stock, respectively.

On August 27, 2024, the Company amended its articles of incorporation with the State of Wyoming and increased its authorized shares of common stock from 300,000,000 to 500,000,000 shares.

During the nine months ended September 30, 2025, several convertible promissory notes were converted into 4,114,286 of the Company’s common shares (see Note 4).

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

As of September 30, 2025, the Company has not issued a total of 42,857 common shares due to a third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Convertible note payable – related party	100,000,000	100,000,000	100,000,000	100,000,000
Total potentially dilutive shares	100,000,000	100,000,000	100,000,000	100,000,000

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Net loss attributable to the common stockholders	$(352,717)	$(4,466,798)	$(198,941)	$(41,578)

Basic weighted average outstanding shares of common stock	402,643,180	175,291,819	404,228,842	201,057,278
Dilutive effect of options and warrants	-	-	-	-
Diluted weighted average common stock and common stock equivalents	402,643,180	175,291,819	404,228,842	201,057,278

Loss per share:
Basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.00)

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

As of September 30, 2025 and December 31, 2024, had no accrued salaries, payroll taxes, or auto allowances included in accrued salaries and related expenses on the accompanying unaudited balance sheets resulting from these employment agreements.

The salaries and related expenses related to these agreements for the three and nine months ended September 30, 2025 and 2024 were $0 and $0, and $0 and $238,066, respectively.

In June 2024, the accrued liabilities associated with these employment agreements were assumed by Webnet, an entity owned and controlled by Mr. Owens (see Note 3).

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended September 30, 2025, except for the following:

Promissory Note Payable

Subsequent to September 30, 2025, the Company entered into promissory notes with a third party totaling $100,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

Regulation A Offering

The Company filed a Regulation A Offering on March 17, 2025 with the Securities and Exchange Commission (“SEC”) for an offering up to $10 million of our common stock at $7 per shares. At the time of this filing, the Regulation A Offering has not been declared effective by the SEC and we have not sold any shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

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

Recent Developments

Financing Transactions

Short Term Notes Payable

During the nine months ended September 30, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2025 for aggregate gross proceeds of $282,830. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the nine months ended September 30, 2025, several Notes were converted into 4,114,286 of the Company’s common shares. The Company has a balance owed of $174,830 and $0 at September 30, 2025 and December 31, 2024, respectively.

Common Stock

During the nine months ended September 30, 2025, several convertible promissory notes were converted into 4,114,286 of the Company’s common shares.

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

As of September 30, 2025, the Company has not issued a total of 42,857 common shares due to a third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

Due from Related Party

During the three and nine months ended September 30, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $124,347 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $80,129 and a balance owed to related party of $41,218 at September 30, 2025 and December 31, 2024, respectively, and these advances have been presented as advance from related party on the accompanying balance sheets.

Promissory Notes Payable

Webstar

During the nine months ended September 30, 2025, the Company entered into promissory notes with a third party totaling $200,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025.

Forge Atlanta

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall receive 300,000 common shares of Webstar, valued at $9,000 (based on the estimated fair value of the stock on the date of note) and is recorded as interest expense in the unaudited condensed consolidated Statements of Operations. Forge Atlanta recorded original issue discount accretion of $5,909 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $14,091 as of September 30, 2025.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $1,528 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $8,472 as of September 30, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $67,222 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $372,778 as of September 30, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note.

Forge Atlanta Subsidiary

On April 29, 2025, the Company entered into an Agreement with Urbantec Development Partners, LLC (“Urbantec”) to form a Special Purpose Vehicle (“SPV”), named Forge Atlanta Asset Management LLC. (“Forge Atlanta”), a 10-acre mixed-use real estate development in Downtown Atlanta’s Castleberry Hill district. The Company and Urbantec will hold ownerships in Forge Atlanta of 90% and 10%, respectively, as amended on September 26, 2025.

Forge Atlanta, a Georgia limited liability corporation was formed on August 19, 2024 and intends to acquire land, secure financing, manage the development, and revitalize the Forge Atlanta project. The Managing Partner of Forge Atlanta is the Company’s Chief Executive Officer, Mr. Ricardo Haynes.

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date (currently held in an escrow account). The scheduled closing date of the land purchase is November 25, 2025. Upon closing of the land purchase, Forge Atlanta will pay Urbantec the sum of $3,000,000. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000 and in June 2025, the Company paid the earnest money payment of $50,000 due at execution of the PSA.

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

Plan of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following discussion represents a comparison of our results of operations for the three months ended September 30, 2025 and 2024. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended September 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	102,852	21,578
Other expense	107,108	20,000
Net loss before income taxes	$(209,960)	$(41,578)

Net Revenues

For the three months ended September 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the three months ended September 30, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $81,274, or 376.7%, to $102,852 for three months ended September 30, 2025 from $21,578 for the three months ended September 30, 2024 primarily due to increases in consulting fees of $63,755, professional fees of $5,703, investor relations costs of $2,820, travel costs of $3,458, rent of $1,170, and general and administration costs of $4,368, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended September 30, 2025, we had general and administrative expenses of $102,852 primarily due to professional fees of $11,001, rent expense of $1,170, investor relations costs of $2,820, consulting fees of $80,035, travel costs of $3,458, and general and administration costs of $4,368, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended September 30, 2024, we had general and administrative expenses of $21,578 primarily due to professional fees of $5,298 and consulting fees of $5,298 as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended September 30, 2025 totaled $107,108 primarily due to interest expense – original issue discount of $77,159 and interest expense of $29,949 compared to other expense of $20,000 for the three months ended September 30, 2024 primarily due to interest expense.

Net loss before income taxes

Net loss before income taxes for the three months ended September 30, 2025 totaled $209,960 primarily due to (increases/decreases) in professional fees, investor relations costs, consulting fees, travel, rent, and general and administration costs compared to a loss of $41,578 for the three months ended September 30, 2024 primarily due to (increases/decreases) in professional fees and consulting fees.

Assets and Liabilities

Assets were $607,960 as of September 30, 2025. Assets consisted primarily of cash of $7,789, due from related party of $80,129, prepaid expenses of $4,848, other current assets of $194, Forge Atlanta escrow account deposit of $400,000, and deposits related to the Forge Atlanta project of $115,000. Liabilities were $1,919,807 as of September 30, 2025. Liabilities consisted primarily of accounts payable of $14,750, short term notes payable of $174,830, promissory notes payable of $519,937, net of unamortized debt issuance costs of $22,563, liability for condominium of $67,222, less unamortized issuance costs of $372,778, convertible note payable – related party of $1,000,000, accrued interest of $288, accrued interest – related party of $115,358, and other current liabilities of $27,422.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following discussion represents a comparison of our results of operations for the nine months ended September 30, 2025 and 2024. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Nine Months Ended September 30,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	210,628	384,888
Other expense	153,108	4,081,910
Net loss before income taxes	$(363,376)	$(4,466,798)

Net Revenues

For the nine months ended September 30, 2025 and 2024, we had no revenues.

Cost of Sales

For the nine months ended September 30, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses decreased by $174,260, or 45.3%, to $210,628 for nine months ended September 30, 2025 from $384,888 for the nine months ended September 30, 2024 primarily due to decreases in compensation costs of $238,066, consulting fees of $27,395, and travel costs of $806, offset primarily by increases in professional fees of $71,022, investor relations costs of $12,608, rent of $2,145, and general and administration costs of $6,252, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2025, we had general and administrative expenses of $210,628 primarily due to professional fees of $88,378, rent expense of $2,145, travel costs of $4,194, investor relations costs of $12,608, consulting fees of $97,035, and general and administration costs of $6,268, as a result of adding administrative infrastructure for our anticipated business development.

For the nine months ended September 30, 2024, we had general and administrative expenses of $384,888 primarily due to professional fees of $17,376, compensation costs of $238,066, consulting fees of $124,430, and travel costs of $5,000, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the nine months ended September 30, 2025 totaled $153,108 primarily due to interest expense – original issue discount of $83,159 and interest expense of $69,949 compared to other expense of $4,081,910 for the nine months ended September 30, 2024 primarily due to interest expense of $60,000 and the settlement of liabilities of $4,021,910.

Net loss before income taxes

Net loss before income taxes for the nine months ended September 30, 2025 totaled $363,736 primarily due to (increases/decreases) in professional fees, investor relations costs, consulting fees, rent, travel costs, and general and administration costs compared to a loss of $4,466,798 for the nine months ended September 30, 2024 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, and travel costs.

Liquidity and Capital Resources

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $47,990,101 at September 30, 2025, had a working capital deficit of $1,426,847 and $1,081,236 at September 30, 2025 and December 31, 2024, respectively, had a net loss of $209,960 and $363,736, and $41,578 and $4,466,798 for the three and nine months ended September 30, 2025 and 2024, respectively, and net cash used in operating activities of $661,468 and $2,126 for the nine months ended September 30, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the nine months ended September 30, 2025 of $7,769 resulting from cash provided by financing activities of $754,237, offset partially by cash used in operating activities of $661,468 and cash used in investing activities of $85,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$(661,468)	$(2,126)
Investing activities	(85,000)	-
Financing activities	754,237	2,110
	$7,769	$(16)

Cash Flows from Operating Activities – For the nine months ended September 30, 2025, net cash used in operations was $661,468 compared to net cash used in operations of $2,126 for the nine months ended September 30, 2024. Net cash used in operations was primarily due to a net loss of $363,736 for nine months ended September 30, 2025 and the changes in operating assets and liabilities of $375,891, primarily due to the changes in prepaid expenses and other current assets of $15,307, accounts payable of $1,221, accrued interest of $288, accrued interest – related party of $60,000, and other current liabilities of $27,422, offset primarily by Forge Atlanta escrow account deposits of $400,000 and due from related party of $80,129. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the accretion of original issuance costs of $83,159.

For the nine months ended September 30, 2024, net cash used in operations was primarily due to a net loss of $4,466,798 and the changes in operating assets and liabilities of $269,552, primarily due to the changes in accrued payroll of $238,066, and accrued interest – related party of $60,000, offset partially by the change in prepaid expenses of $6,563 and accounts payable of $21,951. In addition, net cash used in operating activities includes adjustments to reconcile net profit from expenses paid on behalf of company – related party of $173,210 and the settlement of liabilities for common stock of $4,021,910.

Cash Flows from Investing Activities – For the nine months ended September 30, 2025, the Company had deposits related to Forge Atlanta project of $85,000. For the nine months ended September 30, 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the nine months ended September 30, 2025, net cash provided by financing was $754,237, due to proceeds from short term convertible notes of $108,000, proceeds from short term loans payable of $174,830, proceeds from promissory notes of $537,500, capital contributions from shareholder of $125, repayments of promissory notes of $25,000, and repayments of advance from related party of $41,218 compared to cash provided by financing activities of $2,110 for the nine months ended September 30, 2024 due to advances from stockholders.

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

Common Stock

During the nine months ended September 30, 2025, several convertible promissory notes were converted into 4,114,286 of the Company’s common shares.

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

As of September 30, 2025, the Company has not issued a total of 42,857 common shares due to a third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,528,842.

Short Term Notes Payable

During the nine months ended September 30, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2025 for aggregate gross proceeds of $282,830. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the nine months ended September 30, 2025, several Notes were converted into 4,114,286 of the Company’s common shares. The Company has a balance owed of $174,830 and $0 at September 30, 2025 and December 31, 2024, respectively.

Due from Related Party

During the three and nine months ended September 30, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $124,347 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $80,129 and a balance owed to related party of $41,218 at September 30, 2025 and December 31, 2024, respectively, and these advances have been presented as advance from related party on the accompanying balance sheets.

Promissory Note Payable

Webstar

During the nine months ended September 30, 2025, the Company entered into promissory notes with a third party totaling $200,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025.

Forge Atlanta

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall receive 300,000 common shares of Webstar, valued at $9,000 (based on the estimated fair value of the stock on the date of note) and is recorded as interest expense in the unaudited condensed consolidated Statements of Operations. Forge Atlanta recorded original issue discount accretion of $5,909 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $14,091 as of September 30, 2025.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $1,528 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $8,472 as of September 30, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $67,222 to interest expense – original issue discount in the Statements of Operations during the three and nine months ended September 30, 2025 and has an unamortized original issue discount of $372,778 as of September 30, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note.

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

Future Contractual Obligations and Commitments

Refer to Note 8 in the accompanying notes to the financial statements for future contractual obligations and commitments. Future contractual obligations and commitments are based on the terms of the relevant agreements and appropriate classification of items under GAAP as currently in effect. Future events could cause actual payments to differ from these amounts.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any transaction, agreement or other contractual arrangement with an entity under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of September 30, 2025, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the three months ended September 30, 2025 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 17, 2025, the Company issued a Forge Atlanta noteholder 300,000 of the Company’s common shares in conjunction with a Forge Atlanta investment agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended September 30, 2025, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

3.4	Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock amended on June 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 14, 2022).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.11	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.12	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.14	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.15	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.16†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.17†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.18†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.19	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC March 3, 2020).

10.20	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.21	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.22	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.23+	Second Amended and Restated Marketing and License Agreement dated July 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 18, 2022).

10.24	Settlement Agreement to Compromise Debt dated June 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.25	Convertible Promissory Note dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.26+	Amended Executive Employment Agreement dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.27	Stock Option Grant to Officer dated December 9, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 13, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: November 14, 2025	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: November 14, 2025
Ricardo H. Haynes