Form 10-K
period 2025-12-31
Webstar Technology Group Inc.
filed 2026-04-15
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,151,622.

As of April 15, 2026, there were 404,600,271 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

EXPLANATORY NOTE REGARDING AUDIT STATUS

As of the date of this Annual Report on Form 10-K, the PCAOB audit of the consolidated financial statements of Webstar Technology Group, Inc. (the “Company”) for the fiscal year ended December 31, 2025 has not been completed.

The Company’s previously engaged independent registered public accounting firm did not complete its audit procedures and, accordingly, has not issued an audit report or opinion on the Company’s consolidated financial statements included herein.

The Company has engaged a successor independent registered public accounting firm to complete the audit of its consolidated financial statements for the fiscal year ended December 31, 2025. Upon completion of such audit, the Company intends to file an amendment to this Annual Report on Form 10-K (Form 10-K/A) that will include audited financial statements and the report of its independent registered public accounting firm.

Auditor Engagement Status

The Company’s former independent registered public accounting firm has not expressed an opinion on the Company’s financial statements for the fiscal year ended December 31, 2025.

During the period of engagement, there were discussions and differences in interpretation regarding the application of certain accounting principles, financial statement presentation, and audit procedures. These matters were not resolved to the satisfaction of the former auditor prior to the discontinuation of the engagement.

The Company has provided all requested documentation and continues to cooperate fully with audit requirements.

Basis of Presentation

The consolidated financial statements included in this Annual Report on Form 10-K are unaudited and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These financial statements should be read in conjunction with the Company’s intention to file an amended Annual Report on Form 10-K/A upon completion of the audit by its newly engaged independent registered public accounting firm.

Forward-Looking Statement Regarding Audit Completion

The Company has engaged a successor independent registered public accounting firm and is actively working toward completion of the audit process and filing of the Form 10-K/A as soon as practicable. However, there can be no assurance as to the timing of completion of such audit.

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

Forge Atlanta Subsidiary

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

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured. The Note and unpaid accrued interest are in default and now provide for interest to accrue at 12.5% per annum. The Company is currently in discussions to restructure the terms of the note. The current discussions also include extending the maturity date of the Note with MCRR to October 1, 2026 and an extension fee of $900,000 and interest totaling $1,011,000 to be repaid in each of six (6) installments of $318,500 ($168,500 applied to interest and $150,000 applied to the extension fee) due on April 15, 2026; April 30, 2026, May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

On October 28, 2025, the Development Authority of Fulton County (the “Authority”) agreed to issue taxable revenue bonds (“Bonds”) to Forge Atlanta, subject to the following terms and conditions, among others:

1.	The aggregate principal amount of the Bonds of no greater than $223,726,750 for the purpose of paying the costs of planning and implementation of the Forge Atlanta project.

2.	The terms of the Bonds will be determined by the Bond purchase contracts between the Authority and the purchasers of the Bonds.

3.	Simultaneously with the delivery of the Bonds, at the option of the Company, the proposed Forge Atlanta project will either be leased or sold by the Authority to Forge Atlanta or the Authority will loan the proceeds from the sale of the Bonds to the Company.

4.	Forge Atlanta will pay the Authority upon the issuance of the Bonds, a fee of one eight of one percent (0.125%) of the aggregate amount of the Bonds.

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

Exchange Licensing Agreement

On February 3, 2026, Forge Atlanta Asset Management, LLC (“FAAM”), an affiliated project entity associated with Webstar Technology Group, Inc., entered into an Exchange Licensing Agreement (the “Agreement”) with Torch, LLC (“Torch”). The Agreement establishes the framework under which Torch will provide blockchain-enabled exchange infrastructure and compliance technology services in connection with the potential tokenization of certain economic interests associated with the Forge Atlanta development project.

Under the terms of the Agreement, Torch will provide digital asset exchange infrastructure, smart contract deployment utilizing the ERC-3643 token standard, compliance monitoring tools, investor accreditation and verification services, and related transaction processing capabilities. FAAM and any affiliated special purpose vehicle entities (collectively, the “Issuer Entities”) will retain responsibility for the preparation of offering materials, regulatory filings, disclosure obligations, and compliance with applicable federal and state securities laws, including the pursuit of registration or applicable exemptions under the Securities Act of 1933, as amended.

Employees

As of the date of this report we have one full-time employee and two contractors. We currently rely on our President and Chief Executive Officer (“CEO”), Ricardo H. Haynes. We are currently utilizing external consultants on a contract basis to assist with our filings as a public company.

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

Properties

Our principal offices are located at 1100 Peachtree St NE, Suite 200, Atlanta, GA 30309. Our telephone number is 404-994-7819. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

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

The Company has entered into a major development opportunity that is the “Atlanta Forge” project and the failure or success of the project could have a material impact on the success of the Company.

The Company has closed on a Commercial Purchase and Sale Agreement with McCall Railroad for the acquisition of the Atlanta Forge Site, which consists of approximately 10 acres in south midtown Atlanta. McCall Railroad currently holds a first mortgage on the site subject to payments by the Company. Failure to consistently make payments or re-finance the property could result in foreclosure of the property and loss of the opportunity by the Company.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 404,600,271 shares of our common stock outstanding as of the date of this report. 173,274,260 of these shares are tradable without restriction. Given the lack of a trading history of our common stock, resale of even a small number of shares of our common stock may adversely affect the market price of our common stock.

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

Our amended and restated articles of incorporation as amended authorize the issuance of 500,000,000 shares of common stock. As of the date of this report, we had 404,600,271 shares of common stock outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

ITEM 2. PROPERTIES.

Our principal offices are located at 1100 Peachtree St NE, Suite 200, Atlanta, GA 30309. Our telephone number is 404-994-7819. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

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

Holders of Common Stock

As of March 31, 2026, there were six hundred stockholders of record of our common stock.

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

Securities authorized for issuance under convertible debt instruments

On June 3, 2022, the Company entered into a settlement agreement with Mr. Owens whereby Mr. Owens was issued a two-year convertible note payable in the amount of $1,101,000 Mr. Owens may convert the note at any time beginning three days after the note issue date at a rate of $0.01 per share for the Company’s common stock. During the year ended December 31, 2023, 18,371,000 shares of common stock were issued to Mr. Owens for the conversion of a portion of the two-year convertible note payable and accrued interest held by Mr. Owens totaling $183,710. As of December 31, 2025, the principal outstanding on the two-year convertible note payable is $1,000,000. The principal on the convertible note is convertible into 100,000,000 authorized shares of the Company’s common stock. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

On January 29, 2026, the Chapter 7 Trustee for the bankruptcy estate of James Raymond Owens entered into an Asset Purchase Agreement with TNRG Purchasing Group (“TNRG”) for the sale of (i) 1,000 shares of Series A Convertible Preferred Stock of Webstar Technology Group Inc. (representing approximately 75% of the Company’s voting power) and (ii) 1,750,000 shares of the Company’s common stock.

The purchasing group referenced as “TNRG” reflects a continuation of the group identified in the Company’s previously disclosed June 14, 2024 Stock Purchase Agreement and periodic filings prior to the Company’s delisting from the OTC markets. The beneficial purchasers of the acquired securities are Ricardo Haynes, Eric Collins, Lance Lehr, and Donald Keer, each of whom were previously disclosed members of the TNRG executive team and participants in the original transaction structure.

In connection with the Agreement, TNRG entered into a purchase agreement totaling $297,500 with the bankruptcy estate of Mr. James Owens by providing a deposit of $29,750, paid by the Company on behalf of the purchasing individuals as an administrative funding accommodation to facilitate the timely execution of the bankruptcy sale process. The Company will recover the deposit of $29,750 from the purchasing individuals. The remaining purchase price is the obligation of the purchasing individuals. The Company’s payment of the deposit does not represent an acquisition by the Company of its own securities. The Agreement purchases the 1,000 Series A preferred shares of the Company owned by Mr. Owens, which represents a significant amount of the voting rights of the Company, and a general release of the claims and any other claims that Mr. Owens and/or The Frank T. Perone Trust dated the 1st day of January, 2020 may have or could have asserted against the Company. Upon the approval of the Bankruptcy Court, the remaining balance due of $267,750 will be paid to the bankruptcy estate of Mr. James Owens. Should the balance of $267,750 not be paid as provided in the purchase agreement, the deposit shall be forfeited. In addition, should the balance of $267,750 be paid, the bankruptcy trustee will release the preferred WBSR shares to the WBSR directors.

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 300,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. At April 15, 2026, we had 404,600,271 and 404,185,985 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

Transfer Agent

The transfer agent and registrar for our common stock is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598, phone (212) 828-8436.

Warrants

There were no outstanding warrants to purchase shares of our common stock as of December 31, 2025 and 2024.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended December 31, 2025 and 2024.

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

Plan of Operations

Results of Operations for the years ended December 31, 2025 and 2024

The following discussion represents a comparison of our results of operations for the years ended December 31, 2025 and 2024. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Years Ended December 31,
	2025	2024

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	495,831	398,058
Other expense	835,559	4,101,910
Net loss before income taxes	$(1,331,390)	$(4,499,968)

Net Revenues

For the years ended December 31, 2025 and 2024, we had no revenues.

Cost of Sales

For the years ended December 31, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $97,773, or 24.6%, to $495,831 for year ended December 31, 2025 from $398,058 for the year ended December 31, 2024 primarily due to increases in consulting fees of $208,499, professional fees of $82,054, investor relations costs of $28,426, travel costs of $3,318, rent of $4,565, and general and administration costs of $8,977, offset partially by compensation costs of $238,066, as a result of adding administrative infrastructure for our anticipated business development. The decrease in compensation costs is primarily attributable to the decrease in salary and related expenses due to the Company’s former CEO and CFO resigning effective June 14, 2024 and March 4, 2024, respectively, and not being replaced full time employees.

For the year ended December 31, 2025, we had general and administrative expenses of $495,831 primarily due to professional fees of $102,655, rent expense of $4,565, investor relations costs of $28,426, consulting fees of $342,660, travel costs of $8,318, and general and administration costs of $9,207, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended December 31, 2024, we had general and administrative expenses of $398,058 primarily due to professional fees of $20,601, compensation costs of $238,066, consulting fees of $134,161, travel costs of $5,000, and general and administration costs of $230, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the year ended December 31, 2025 totaled $835,559 primarily due to interest expense – original issue discount of $649,366, interest expense – related party of $80,000, and interest expense of $114.899, compared to other expense of $4,101,910 for the year ended December 31, 2024 primarily due to loss on extinguishment of debt with a related party of $4,021,910 and interest expense – related party of $80,000.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2025 totaled $1,331,390 primarily due to (increases/decreases) in professional fees, investor relations costs, consulting fees, travel, rent, and general and administration costs compared to a loss of $4,499,968 for the year ended December 31, 2024 primarily due to (increases/decreases) in professional fees, compensation costs, and consulting fees.

Assets and Liabilities

Assets were $37,985,344 as of December 31, 2025. Assets consisted primarily of cash of $4,271, project development - related expenses of $3,310,470, land and land acquisition - related expenses of $34,658,198 (consisting primary of land purchases), and prepaid expenses and other current assets of $12,405. Liabilities were $40,292,845 as of December 31, 2025. Liabilities consisted primarily of accounts payable of $294,323, accrued expenses of $303,341, due to related party of $142,874, short term notes payable of $205,880, promissory notes payable of $37,388,940, net of unamortized debt issuance costs of $135,983, liability for condominium of $584,918, less unamortized issuance costs of $735,082, convertible note payable – related party of $1,000,000, accrued interest of $113,026, accrued interest – related party of $135,358, long term notes payable of $100,000, and other current liabilities of $24,185.

Liquidity, Going Concern and Uncertainties

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $48,867,619 at December 31, 2025, had a working capital deficit of $1,622,583 and $1,081,236 at December 31, 2025 and 2024, respectively, had a net loss of $1,331,390 and $4,499,968 for the years ended December 31, 2025 and 2024, respectively, and net cash used in operating activities of $761,410 and $111,934 for the years ended December 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. In addition, as of April 1, 2026, the Purchase Money Promissory Note for a principal amount of $33,700,000 and unpaid accrued interest matured and are in default. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had an increase in cash flows for the year ended December 31, 2025 of $4,251 resulting from cash provided by financing activities of $765,661, offset partially by cash used in operating activities of $761,410.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Years Ended December 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$(761,410)	$(111,934)
Investing activities	-	-
Financing activities	765,661	111,784
	$4,251	$(150)

Cash Flows from Operating Activities – For the year ended December 31, 2025, net cash used in operations was $761,410 compared to net cash used in operations of $111,934 for the year ended December 31, 2024. Net cash used in operations was primarily due to a net loss of $1,331,390 for year ended December 31, 2025 and the changes in operating assets and liabilities of $70,886, primarily due to the changes in inventory of $37,968,668, deposits in conjunction with debt of $36,832,992, deposits in conjunction with accrued expense of $303,341, prepaid expenses and other current assets of $7,944, accounts payable of $289,294, accrued expenses – related party of $250,000, accrued interest of $113,026, accrued interest – related party of $80,000, and other current liabilities of $21,185. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the accretion of original issuance costs of $640,866.

For the year ended December 31, 2024, net cash used in operations was primarily due to a net loss of $4,499,968 and the changes in operating assets and liabilities of $306,124, primarily due to the changes in accrued payroll of $243,066, accrued interest – related party of $80,000, and accounts payable of $2,909, offset partially by the change in prepaid expenses of $19,851. In addition, net cash used in operating activities includes adjustments to reconcile net profit from consulting services added to due to stockholder of $60,000, and the settlement of liabilities for common stock of $4,021,910.

Cash Flows from Investing Activities – For the years ended December 31, 2025 and 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the year ended December 31, 2025, net cash provided by financing was $765,661, due to proceeds from long term notes payable of $100,0000, proceeds from short term convertible notes of $374,430, proceeds from short term loans payable of $512,500, capital contribution from shareholder of $125, offset partially by repayments of convertible notes of $60,550, repayments of promissory notes of $12,500, and repayments of advances from a related party of $148,344, compared to cash provided by financing activities of $111,784 for the year ended December 31, 2024 due to advances from stockholders of $70,566 and advances from a related party of $41,218.

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

Common Stock

During the year ended December 31, 2025, several convertible promissory notes totaling $105,000 were converted into 4,071,429 of the Company’s common shares.

During the year ended December 31, 2025, a convertible promissory note totaling $3,000 was converted into 42,857 of the Company’s common shares. To date, these shares have not been issued and therefore, are now in default. The Company is currently in the process of issuing these shares. Until such time as the shares are issued, the Company has presented these shares as common stock to be issued on under other current liabilities in the accompanying balance sheets.

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

As of December 31, 2025, the Company has not issued a total of 42,857 common shares due to several third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

Short Term Notes Payable

During the year ended December 31, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2026 for aggregate gross proceeds of $334,930 and had repayments totaling $60,550. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the year ended December 31, 2025, several Notes were converted into 4,071,429 of the Company’s common shares. The Company has a balance owed of $205,880 and $0 at December 31, 2025 and 2024, respectively.

In January 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2026 and January 2027 for aggregate gross proceeds of $731,600. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.04 and $0.20 per share into the Company’s common stock. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the Note holders may be entitled to take various actions, which may include the acceleration of amounts due under the Notes.

Due from Related Party

During the years ended December 31, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $151,344 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $107,126 and a balance owed to related party of $41,218 at December 31, 2025 and 2024, respectively, and these advances have been presented as advance from related party on the accompanying balance sheets.

Promissory Note Payable

Webstar

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

Forge Atlanta

During the year ended December 31, 2025, the Company entered into a promissory note with a third party of $3,000,000 and is non-interest bearing. The promissory note is due if Forge Atlanta does not acquire the land purchase as described in Note 1.

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured. The Note and unpaid accrued interest are in default and now provide for interest to accrue at 12.5% per annum. The Company is currently in discussions to restructure the terms of the note. The current discussions also include extending the maturity date of the Note with MCRR to October 1, 2026 and an extension fee of $900,000 and interest totaling $1,011,000 to be repaid in each of six (6) installments of $318,500 ($168,500 applied to interest and $150,000 applied to the extension fee) due on April 15, 2026; April 30, 2026, May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

On December 9, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $220,000 ($160,000 cash was received) due April 9, 2026 which was issued at a $60,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,909 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $49,091 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $80,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $360,000 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.0292% equity in the Forge Atlanta project and a cash-settled right to receive 0.0292% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On December 4, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $341,931 ($240,000 cash was received) due June 4, 2026 which was issued at a $101,931 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $15,039 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $86,892 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $64,918 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $375,082 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.034% equity in the Forge Atlanta project and a cash-settled right to receive 0.034% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall receive 300,000 common shares of Webstar, valued at $9,000 (based on the estimated fair value of the stock on the date of note) and is recorded as interest expense in the unaudited condensed consolidated Statements of Operations. Forge Atlanta recorded original issue discount accretion of $20,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The note was repaid as of January 7, 2026.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $440,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note. The note was repaid as of January 7, 2026.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, the Company’s President, Chief Executive Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) inadequate segregation of duties consistent with control objectives; and (ii) we do not have a fully functioning audit committee, resulting in a lack of independent oversight in the establishment and monitoring of required internal controls and procedures. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer, in connection with the review of our financial statements as of December 31, 2025.

Our management has begun evaluating remedies to reduce these material weaknesses. However, there can be no assurance that the planned remedies can be effectively put in place as planned.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is no familial relationship between or among the nominees, directors or executive officers of the Company:

Name	Position	Age	Term of Office (If indefinite give date of appointment)
Ricardo Haynes	President / CEO and Accounting Officer	60	Indefinite - June 25, 2024
Marilyn Karpoff	Independent Director	57	Indefinite - June 25, 2024
Gordon Clinkscale	Independent Director	64	Indefinite - June 25, 2024
Eric Collins	Chairman	58	Indefinite - June 25, 2024
Lance Lehr	COO	57	Indefinite - June 25, 2024
Donald R. Keer	Attorney, Secretary, Treasury	64	Indefinite - June 25, 2024

OTCQB requires independent directors

The table below sets forth the officers of Webstar Technology Group:

Name	Position	Age	Term of Office (If indefinite give date of appointment)
Eric Collins	Chairman	58	Indefinite - June 25, 2024
Ricardo Haynes	CEO and Accounting Officer	60	Indefinite - June 25, 2024
Lance Lehr	COO	57	Indefinite - June 25, 2024
Donald R. Keer	Attorney, Secretary, Treasury	64	Indefinite - June 25, 2024

Mr. Ricardo Haynes, President/CEO and Accounting Officer

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

Mr. Eric Collins – Chairman

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2025 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Owens(1)	12/31/2025	-	-	-	-	-	-
	12/31/2024	1	-	-	-	-	1
	12/31/2023	1					1

Don D. Roberts(2)	12/31/2025	-	-	-	-	-	-
	12/31/2024	166,250	-	-	-	5,700	171,950
	12/31/2023	350,000	-	-	-	12,000	362,000

Harold E. Hutchins(3)	12/31/2025	-	-	-	-	-	-
	12/31/2024	59,452	-	-	-	2,000	362,000
	12/31/2023	350,000	-	-	-	12,000	362,000

Ricardo H. Haynes	12/31/2025	-	-	-	-	250,000	250,000
	12/31/2024	-	-	-	-	-	-

(1)	Chief Technology Officer – on June 3, 2022 salary was amended to $1 from $350,000. All salary and other compensation amounts were previously accrued, not paid. Salary related obligations were settled with the CTO on June 3, 2022 through the issuance of a two-year convertible note payable.
(2)	Chief Executive Officer – All amounts accrued, not paid. These accrued obligations were assumed by an entity owned and controlled by Mr. Owens in 2024.
(3)	Chief Financial Officer – In 2024 and 2023, $0 and $30,400, respectively, was paid, and the remaining amounts not paid were accrued. These accrued obligations were assumed by an entity owned and controlled by Mr. Owens in 2024.

Management Services Agreement

On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. This Agreement shall continue in effect until terminated by any party upon thirty (30) days’ written notice. The Company made no payments to Mr. Haynes during the year ended December 31, 2025. The cumulative amount accrued and unpaid at December 31, 2025 related to Mr. Haynes was $250,000.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The stock options listed in the table below represent the stock issuable upon conversion of the convertible note payable issued to James Owens under the settlement agreement discussed in Part III, Item 13 of this report.

The following table provides information concerning unexercised options, stock that had not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2025:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At April 15, 2026, we had 404,600,271 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2026 for:

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

	Shares Beneficially Owned	Percentage of Shares(1)
Name of Beneficial Owner
Gary Lagrotteria	24,607,500	6.1%

Directors and Named Officers
Ricardo Haynes	10,309,592	2.5%
Thunder Energies Corporation	60,994,998	15.1
Marilyn Karpoff	1,192,857	0.3%
Donald Keer	16,000,000	4.0%
Gordon Clinkscale	333,334	0.1%
Eric Collins	7,000,000	1.7%
Lance Lehr	5,000,000	1.2%
All named executive officers and directors as a group (six persons)	100,830,781	24.9%

(1)	Based on 404,600,271 shares outstanding as of the date of this filing.

*Less than 1%

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, there were no securities authorized for issuance under equity compensation plans.

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2025.

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

Change Item 1., License

- to make the license exclusive

- to grant the Company a Right-of-First Refusal to acquire future exclusive marketing license for new technologies

- to remove Company’s option to broker and split proceeds on sale of Soft Tech’s technology

Change Item 12, Termination

- to give Licensor (Soft Tech) right to terminate the agreement upon:

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

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$62,500	$45,655
Tax fees	-	-
Total	$62,500	$45,655

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

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended December 31, 2025 and 2024.

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

Webstar Technology Group, Inc.

Dated: April 15, 2026	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: April 15, 2026
Ricardo H. Haynes

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Webstar Technology Group, Inc.

Pipara & Co. LLP

Pipara Corporate House, Near Bandhan Bank Regional Office, Ahmedabad, Gujarat 380006

Webstar Technology Group, Inc.

Balance Sheets

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$4,271	$20
Inventory
Project development – related expenses	3,310,470	-
Land and land acquisition – related expenses	34,658,198	-
Prepaid expenses and other current assets	12,405	20,349
Total current assets	37,985,344	20,369
Total assets	$37,985,344	$20,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$294,323	$5,029
Accrued expenses	303,341	-
Accrued interest – related party	135,358	55,358
Accrued interest	113,026	-
Convertible note payable – related party	1,000,000	1,000,000
Short term loans payable	205,880	-
Promissory notes payable, less unamortized debt issuance costs of $135,983 and $0, respectively	37,388,940	-
Due to related party	142,874	41,218
Other current liabilities	24,185	-
Total current liabilities	39,607,927	1,101,605

Long-term liabilities
Long term notes payable	100,000	-
Liability for condominium, less unamortized issuance costs of $735,082 and $0, respectively	584,918	-
Total long-term liabilities	684,918	-
Total liabilities	40,292,845	1,101,605

Commitments (Note 9)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 404,228,842 and 402,114,556 issued and 404,185,985 and 402,114,556 outstanding as of December 31, 2025 and 2024, respectively	40,419	40,212
Additional paid-in-capital	46,620,854	46,515,936
Accumulated deficit	(48,867,619)	(47,637,384)
Total Webstar stockholders’ deficit	(2,206,346)	(1,081,236)
Noncontrolling interest	(101,155)	-
Total stockholders’ deficit	(2,307,501)	(1,081,236)
Total liabilities and stockholders’ deficit	$37,985,344	$20,369

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Operations

	For the Year Ended December 31,
	2025	2024

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	-	243,066
General and administrative	495,831	154,992
Total operating expenses	495,831	398,058
Operating loss	(495,831)	(398,058)
Other expense
Loss on extinguishment of debt with a related party	-	(4,021,910)
Interest expense – related party	(80,000)	(80,000)
Interest expense	(114,899)	-
Interest expense – original issue costs	(649,366)	-
Other expense	8,706
Total other expense	(835,559)	(4,101,910)
Net loss before income taxes	(1,331,390)	(4,499,968)
Income tax expense	-	-
Net loss	$(1,331,390)	$(4,499,968)

Less: net loss attributable to the noncontrolling interest	(101,155)	-
Net loss attributable to Webstar	$(1,230,235)	$(4,499,968)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	403,041,762	363,536,764

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid	Accumulated	Webstar Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	158,271,000	$15,827	$38,750,207	$(43,137,416)	$(4,371,382)	$-	$(4,371,382)
Liabilities settled with shares of common stock	42,786,278	4,279	4,445,494	-	4,449,773	-	4,449,773
Liabilities assumed by related party	-	-	3,340,341	-	3,340,341	-	3,340,341
Exchange of common stock for intellectual property	201,057,278	20,106	(20,106)	-	-	-	-
Net loss	-	-	-	(4,499,968)	(4,499,968)	-	(4,499,968)
Balance, December 31, 2024	402,114,556	$40,212	$46,515,936	$(47,637,384)	$(1,081,236)	$-	$(1,081,236)
Cancellation of common stock	(2,000,000)	(200)	200	-	-	-	-
Conversion of convertible notes payable to common stock	4,071,429	407	104,593	-	105,000	-	105,000
Capital contribution by shareholder	-	-	125	-	125	-	125
Net loss	-	-	-	(1,230,235)	(1,230,235)	(101,155)	(1,331,390)
Balance, December 31, 2025	404,185,985	$40,419	$46,620,854	$(48,867,619)	$(2,206,346)	$(101,155)	$(2,307,501)

The accompanying notes are an integral part of these financial statements.

Webstar Technology Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,331,390)	$(4,499,968)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of debt discount	640,866	-
Loss on extinguishment of debt with a related party	-	4,021,910
Consulting services added to due to stockholder	-	60,000
Change in assets and liabilities:
Inventory	(37,968,668)	-
Deposits in conjunction with debt	36,832,992	-
Deposits in conjunction with accrued expenses	303,341	-
Prepaid expenses and other current assets	7,944	(19,851)
Accounts payable	289,294	2,909
Accrued expenses – related party	250,000	-
Accrued interest	113,026	-
Accrued interest – related party	80,000	80,000
Accrued payroll	-	243,066
Other current liabilities	21,185	-
Net cash used in operating activities	(761,410)	(111,934)

Cash flows from financing activities:
Proceeds from long term notes payable	100,000	-
Proceeds from convertible notes payable	374,430	-
Repayments from convertible notes payable	(60,550)	-
Proceeds from promissory notes	512,500	-
Repayments from promissory notes	(12,500)	-
Capital contribution by shareholder	125	-
Advance from stockholders	-	70,566
Advance from related parties	(148,344)	41,218
Net cash provided by financing activities	765,661	111,784

Net increase (decrease) in cash	4,251	(150)
Cash at beginning of the year	20	170
Cash at end of the year	$4,271	$20

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Value of condominiums in conjunction with notes payable	$1,320,000	$-
Conversion of convertible notes payable to common stock	$105,000	$-
Conversion of convertible notes payable to common stock to be issued	$3,000	$-
Cancellation of common stock	$200	$-
Original issue discount issued in conjunction with debt	$191,931	$-
Accrued salaries and related expenses assumed by related party	$-	$3,317,472
Liabilities settled with shares of common stock	$-	$427,863
Shares issued to related parties for intellectual property	$-	$20,601

The accompanying notes are an integral part of these financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured. The Note and unpaid accrued interest are in default and now provide for interest to accrue at 12.5% per annum. The Company is currently in discussions to restructure the terms of the note. The current discussions also include extending the maturity date of the Note with MCRR to October 1, 2026 and an extension fee of $900,000 and interest totaling $1,011,000 to be repaid in each of six (6) installments of $318,500 ($168,500 applied to interest and $150,000 applied to the extension fee) due on April 15, 2026; April 30, 2026, May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

On October 28, 2025, the Development Authority of Fulton County (the “Authority”) agreed to issue taxable revenue bonds (“Bonds”) to Forge Atlanta, subject to the following terms and conditions, among others:

1.	The aggregate principal amount of the Bonds of no greater than $223,726,750 for the purpose of paying the costs of planning and implementation of the Forge Atlanta project.

2.	The terms of the Bonds will be determined by the Bond purchase contracts between the Authority and the purchasers of the Bonds.

3.	Simultaneously with the delivery of the Bonds, at the option of the Company, the proposed Forge Atlanta project will either be leased or sold by the Authority to Forge Atlanta or the Authority will loan the proceeds from the sale of the Bonds to the Company.

4.	Forge Atlanta will pay the Authority upon the issuance of the Bonds, a fee of one eight of one percent (0.125%) of the aggregate amount of the Bonds.

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2025, the Company had an accumulated deficit of $48,867,619 and incurred a net loss of $1,331,390 for the year ended December 31, 2025. Also, the Company generated negative cash flows from operations of $761,410 for the year ended December 31, 2025, and the Company’s working deficit and cash on hand at December 31, 2025 was $1,622,583 and $4,271, respectively. In addition, as of April 1, 2026, the Purchase Money Promissory Note for a principal amount of $33,700,000 (see Note 5) and unpaid accrued interest matured. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2025 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis at December 31, 2025 or 2024.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. There are no cash equivalents at December 31, 2025 and 2024. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At December 31, 2025 and 2024, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through December 31, 2025.

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

At December 31, 2025 and 2024, the Company has no leased assets.

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

The Company had no revenues during the years ended December 31, 2025 and 2024.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the years ended December 31, 2025 and 2024, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At December 31, 2025 and December 31, 2024, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

At December 31, 2025 and 2024, the Company had a convertible note payable outstanding with a related party. For the years ended December 31, 2025 and 2024, the note was convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

Segment Reporting

In accordance with ASC 280, Segment Reporting, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of December 31, 2025 and 2024 and no charges or credits to income for the years ended December 31, 2025 and 2024.

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

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU No. 2021-07 and it did not have a material effect on the Company’s financial statements or disclosures.

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Services Agreement

On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. This Agreement shall continue in effect until terminated by any party upon thirty (30) days’ written notice. The Company made no payments to Mr. Haynes during the year ended December 31, 2025. The cumulative amount accrued and unpaid at December 31, 2025 related to Mr. Haynes was $250,000 has been presented as due to related party on the accompanying balance sheets.

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

Due from Related Party

During the years ended December 31, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $151,344 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due to related party of $107,126 and a balance owed to related party of $41,218 at December 31, 2025 and 2024, respectively, and these advances have been presented as due to related party on the accompanying balance sheets.

Due to Stockholders

The Trust, controlled by Mr. James Owens, the founder, stockholder, and former chairman of the board of directors of the Company, advanced the Company money as needed for working capital needs. During the years ended December 31, 2025 and 2024, the Trust loaned the Company for working capital needs of $0 and $2,110, paid expenses on behalf of the Company of $0 and $68,448, and had no repayments, respectively. These advances have no specific repayment terms and do not bear interest.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,240 with shares of common stock (see below for further details).

At December 31, 2025 and 2024, the balance remaining on the due to stockholder was $0 and $0, respectively, which has been reflected as due to stockholder on the accompanying condensed balance sheet.

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

During the years ended December 31, 2025 and 2024, interest expense on the Note was $80,000 and $80,000, respectively.

At December 31, 2025 and 2024, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $135,358 and $55,358, respectively. At December 31, 2025, the Note and accrued interest are due on demand.

On March 20, 2024, Mr. Owens transferred the Note to Cold Valley Storage, an unrelated third party. The Company has not repaid this convertible note and the convertible note is now in default. The Company is currently in discussions to convert or restructure the terms of the note.

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

NOTE 4 – SHORT TERM NOTES PAYABLE

During the year ended December 31, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2026 for aggregate gross proceeds of $374,430. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During year ended December 31, 2025, several Notes were converted into 4,071,429 of the Company’s common shares. The Company has a balance owed of $205,880 and $0 at December 31, 2025 and 2024, respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 –PROMISSORY NOTES

Webstar

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

Forge Atlanta

During the year ended December 31, 2025, the Company entered into a promissory note with a third party of $3,000,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note (“Note”) for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured. The Note and unpaid accrued interest are in default and now provide for interest to accrue at 12.5% per annum. The Company is currently in discussions to restructure the terms of the note. The current discussions also include extending the maturity date of the Note with MCRR to October 1, 2026 and an extension fee of $900,000 and interest totaling $1,011,000 to be repaid in each of six (6) installments of $318,500 ($168,500 applied to interest and $150,000 applied to the extension fee) due on April 15, 2026; April 30, 2026, May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

On December 9, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $220,000 ($160,000 cash was received) due April 9, 2026 which was issued at a $60,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,909 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $49,091 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $80,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $360,000 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.0292% equity in the Forge Atlanta project and a cash-settled right to receive 0.0292% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On December 4, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $341,931 ($240,000 cash was received) due June 4, 2026 which was issued at a $101,931 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $15,039 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $86,892 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $64,918 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $375,082 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.034% equity in the Forge Atlanta project and a cash-settled right to receive 0.034% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall receive 300,000 common shares of Webstar, valued at $9,000 (based on the estimated fair value of the stock on the date of note) and is recorded as other current liabilities in the unaudited condensed consolidated Balance Sheets. Forge Atlanta recorded original issue discount accretion of $20,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The note was repaid as of January 7, 2026.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $440,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note. The note was repaid as of January 7, 2026.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At December 31, 2025 and 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1).

Common Stock

At December 31, 2025 and 2024, the Company had 404,228,842 and 402,114,556 issued and 404,185,985 and 402,114,556 outstanding shares of common stock, respectively.

On August 27, 2024, the Company amended its articles of incorporation with the State of Wyoming and increased its authorized shares of common stock from 300,000,000 to 500,000,000 shares.

During the year ended December 31, 2025, several convertible promissory notes totaling $105,000 were converted into 4,071,429 of the Company’s common shares (see Note 4).

During the year ended December 31, 2025, convertible promissory notes totaling $3,000 were converted into 42,857 of the Company’s common shares. To date, these shares have not been issued and therefore, are now in default. The Company is currently in the process of issuing these shares. Until such time as the shares are issued, the Company has presented these shares as common stock to be issued on under other current liabilities in the accompanying balance sheets (see Note 4).

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement and have been presented as common stock to be issued on the accompanying balance sheets (see Note 3).

During the year ended December 31, 2024, the Company issued 42,786,278 shares of common stock to settle liabilities owed to a related party (see Note 3).

During the year ended December 31, 2024, the Company issued 201,057,278 shares of common stock to related parties in exchange for intellectual property (see Note 3).

As of December 31, 2025, the Company has not issued a total of 42,857 common shares due to a third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

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

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2025	12/31/2024
U.S statutory rate	21.0%	21.0%
Florida state corporate income tax rate	4.1%	5.5%
Total statutory tax rates	25.1%	26.5%
Less valuation allowance	(25.1)%	(26.5)%
Net income tax rate	-	-

At December 31, 2025, the Company has a tax loss carryover of approximately $1,727,000 available to offset future income for income tax reporting purposes. Loss carryovers of approximately $107,000 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $1,620,000 generated in tax years 2018 – 2025 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during those periods in which those temporary differences are deductible. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary against the deferred tax assets arising from the net operating losses at December 31, 2025 and 2024 due to the uncertainty of the Company being able to generate future taxable income.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended December 31, 2025 and 2024, there was no income tax, or related interest and penalty items in the income statement, or liabilities on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and Wyoming and Florida state jurisdictions.

NOTE 8 – EARNINGS PER SHARE

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2025	2024
Convertible note payable – related party	100,000,000	100,000,000
Convertible note payable	3,667,252	-
Total potentially dilutive shares	100,000,000	100,000,000

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2025	2024

Net loss attributable to the common stockholders	$(1,331,390)	$(4,499,968)

Basic weighted average outstanding shares of common stock	403,041,762	363,536,764
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	403,041,762	363,536,764

Loss per share:
Basic and diluted	$(0.00)	$(0.01)

NOTE 9 – COMMITMENTS

Management Services Agreement

On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. This Agreement shall continue in effect until terminated by any party upon thirty (30) days’ written notice. The Company made no payments to Mr. Haynes during the year ended December 31, 2025. The cumulative amount accrued and unpaid at December 31, 2025 related to Mr. Haynes was $250,000.

NOTE 10 – SEGMENT REPORTING

In accordance with criteria under Topic ASC 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM has identified Forge Atlanta and Bear Village as its operating segments and reviews results of its operating segments to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole. The CODM distinguishes its principal business activities for the purpose of internal reporting along with using that measure as a basis for evaluating financial performance quarterly. Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are salaries and related expenses, and general and administrative. The consolidated statements of operations for the years ended December 31, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the consolidated balance sheets as of December 31, 2025 and 2024, for the two reportable segments.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	2025	2024
Forge Atlanta
Revenue	$-	$-
Net sales	$-	$-
Expenses	1,011,548	-
Net loss	$(1,011,548)	$-

Total assets	$35,728,802	$-

Bear Village
Revenue	$-	$-
Net sales	$-	$-
Expenses	32,285	-
Net loss	$(32,285)	$-

Total assets	$-	$-

Consolidated
Revenue	$-	$-
Net sales	$-	$-
Expenses	1,331,390	-
Net loss	$(1,331,390)	$-

Total assets	$37,985,344	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2025, except for the following:

Regulation A Offering

The Company filed a Regulation A Offering on March 17, 2025 with the Securities and Exchange Commission (“SEC”) for an offering up to $10 million of our common stock at $7 per shares. At the time of this filing, the Regulation A Offering has not been declared effective by the SEC and we have not sold any shares of our common stock.

Promissory Note

During the three months ended March 31, 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2026 and January 2027 for aggregate gross proceeds of $755,600. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.20 per share into the Company’s common stock. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the Note holders may be entitled to take various actions, which may include the acceleration of amounts due under the Notes.

Owens Settlement

On January 29, 2026, the Chapter 7 Trustee for the bankruptcy estate of James Raymond Owens entered into an Asset Purchase Agreement with TNRG Purchasing Group (“TNRG”) for the sale of (i) 1,000 shares of Series A Convertible Preferred Stock of Webstar Technology Group Inc. (representing approximately 75% of the Company’s voting power) and (ii) 1,750,000 shares of the Company’s common stock.

The purchasing group referenced as “TNRG” reflects a continuation of the group identified in the Company’s previously disclosed June 14, 2024 Stock Purchase Agreement and periodic filings prior to the Company’s delisting from the OTC markets. The beneficial purchasers of the acquired securities are Ricardo Haynes, Eric Collins, Lance Lehr, and Donald Keer, each of whom were previously disclosed members of the TNRG executive team and participants in the original transaction structure.

In connection with the Agreement, TNRG entered into a purchase agreement totaling $297,500 with the bankruptcy estate of Mr. James Owens by providing a deposit of $29,750, paid by the Company on behalf of the purchasing individuals as an administrative funding accommodation to facilitate the timely execution of the bankruptcy sale process. The Company will recover the deposit of $29,750 from the purchasing individuals. The remaining purchase price is the obligation of the purchasing individuals. The Company’s payment of the deposit does not represent an acquisition by the Company of its own securities. The Agreement purchases the 1,000 Series A preferred shares of the Company owned by Mr. Owens, which represents a significant amount of the voting rights of the Company, and a general release of the claims and any other claims that Mr. Owens and/or The Frank T. Perone Trust dated the 1st day of January, 2020 may have or could have asserted against the Company. Upon the approval of the Bankruptcy Court, the remaining balance due of $267,750 will be paid to the bankruptcy estate of Mr. James Owens. Should the balance of $267,750 not be paid as provided in the purchase agreement, the deposit shall be forfeited. In addition, should the balance of $267,750 be paid, the bankruptcy trustee will release the preferred WBSR shares to the WBSR directors.

Exchange Licensing Agreement

On February 3, 2026, Forge Atlanta Asset Management, LLC (“FAAM”), an affiliated project entity associated with Webstar Technology Group, Inc. (the “Company”), entered into an Exchange Licensing Agreement (the “Agreement”) with Torch, LLC (“Torch”). The Agreement establishes the framework under which Torch will provide blockchain-enabled exchange infrastructure and compliance technology services in connection with the potential tokenization of certain economic interests associated with the Forge Atlanta development project.

Under the terms of the Agreement, Torch will provide digital asset exchange infrastructure, smart contract deployment utilizing the ERC-3643 token standard, compliance monitoring tools, investor accreditation and verification services, and related transaction processing capabilities. FAAM and any affiliated special purpose vehicle entities (collectively, the “Issuer Entities”) will retain responsibility for the preparation of offering materials, regulatory filings, disclosure obligations, and compliance with applicable federal and state securities laws, including the pursuit of registration or applicable exemptions under the Securities Act of 1933, as amended.

MCRR Promissory Note

On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Purchase Money Promissory Note with MCRR matured. The Note and unpaid accrued interest are in default and now provide for interest to accrue at 12.5% per annum. The Company is currently in discussions to restructure the terms of the note. The current discussions also include extending the maturity date of the Note with MCRR to October 1, 2026 and an extension fee of $900,000 and interest totaling $1,011,000 to be repaid in each of six (6) installments of $318,500 ($168,500 applied to interest and $150,000 applied to the extension fee) due on April 15, 2026; April 30, 2026, May 30, 2026, June 30, 2026, July 30, 2026, and August 30, 2026.

