Form 10-Q
period 2026-03-31
Webstar Technology Group Inc.
filed 2026-05-20
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 18, 2026, there were 405,558,604 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

EXPLANATORY NOTE REGARDING REVIEW STATUS

As of the date of this Quarterly Report on Form 10-Q, the review procedures of the condensed consolidated financial statements of Webstar Technology Group, Inc. for the quarterly period ended March 31, 2026 have not been completed by the Company’s independent registered public accounting firm.

The Company recently engaged a successor independent registered public accounting firm following the discontinuation of services by its former auditor. The successor firm is currently in the process of completing customary review procedures associated with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Accordingly, the condensed consolidated financial statements included herein have not yet been reviewed in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).

The Company intends to file an amendment to this Quarterly Report on Form 10-Q, if necessary, upon completion of the review procedures by its independent registered public accounting firm.

Auditor Transition Status

The Company’s former independent registered public accounting firm did not complete review procedures related to the quarterly period ended March 31, 2026 prior to the transition to the successor auditor.

During the transition process, the Company has continued to provide documentation, supporting records, and supplemental information requested in connection with the ongoing review and audit procedures. The Company continues to cooperate fully with its independent registered public accounting firm in support of the completion of all required review activities.

Basis of Presentation

The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to interim financial reporting.

These interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including the explanatory disclosures regarding the status of the annual audit process.

Forward-Looking Statement Regarding Review Completion

The Company and its successor independent registered public accounting firm are actively working toward completion of the review procedures associated with this Quarterly Report on Form 10-Q as promptly as practicable. However, there can be no assurance regarding the timing of completion of such review procedures or the filing of any amendment, if required.

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

Webstar Technology Group, Inc.

Unaudited Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$1,271	$4,271
Inventory
Project development – related expenses	3,370,470	3,310,470
Land and land acquisition – related expenses	34,658,198	34,658,198
Prepaid expenses and other current assets	48,756	12,405
Total current assets	38,078,695	37,985,344
Total assets	$38,078,695	$37,985,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$88,668	$294,323
Accrued expenses	300,000	303,341
Accrued interest – related party	155,358	135,358
Accrued interest	621,258	113,026
Convertible note payable – related party	1,000,000	1,000,000
Short term loans payable	898,480	205,880
Promissory notes payable, less unamortized debt issuance costs of $42,425 and $135,983, respectively	37,276,706	37,388,940
Due to related party	179,174	142,874
Other current liabilities	23,640	24,185
Total current liabilities	40,543,284	39,607,927

Long-term liabilities
Long term notes payable	100,000	100,000
Liability for condominium, less unamortized issuance costs of $191,416 and $735,082, respectively	1,128,584	584,918
Total long-term liabilities	1,228,584	684,918
Total liabilities	41,771,868	40,292,845

Commitments (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 405,558,604 and 404,228,842 issued and 405,515,747 and 404,185,985 outstanding as of March 31, 2026 and December 31, 2025, respectively	40,552	40,419
Additional paid-in-capital	46,683,721	46,620,854
Accumulated deficit	(50,178,586)	(48,867,619)
Total Webstar stockholders’ deficit	(3,454,313)	(2,206,346)
Noncontrolling interest	(238,860)	(101,155)
Total stockholders’ deficit	(3,693,173)	(2,307,501)
Total liabilities and stockholders’ deficit	$38,078,695	$37,985,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31,
	2026	2025

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
General and administrative	152,746	41,378
Total operating expenses	152,746	41,378
Operating loss	(152,746)	(41,378)
Other expense
Other income	22,000	-
Interest expense – original issuance discount	(638,424)	-
Interest expense	(659,502)	-
Interest expense – related party	(20,000)	(20,000)
Total other expense	(1,295,926)	(20,000)
Net loss before income taxes	(1,448,672)	(61,378)
Income tax expense	-	-
Net loss	$(1,448,672)	$(61,378)
Net loss attributable to noncontrolling interest	(137,705)	-
Net loss attributable to Webstar Technology	(1,310,967)	(61,378)

Net loss per share-attributable to Webstar Technology, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	404,899,675	401,652,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Stockholders’ Deficit

	Common Stock		Additional Paid	Accumulated	Webstar Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2024	402,114,556	$40,212	$46,515,936	$(47,637,384)	$(1,081,236)	$-	$(1,081,236)
Cancellation of common stock	(2,000,000)	(200)	200	-	-	-	-
Conversion of convertible notes payable to common stock	114,286	11	7,989	-	8,000	-	8,000
Net loss	-	-	-	(61,378)	(61,378)	-	(61,378)
Balance, March 31, 2025	400,228,842	$40,023	$46,524,125	$(47,698,762)	$(1,134,614)	$-	$(1,134,614)

Balance, December 31, 2025	404,185,985	$40,419	$46,620,854	$(48,867,619)	$(2,206,346)	$(101,155)	$(2,307,501)
Conversion of convertible notes payable to common stock	1,329,762	133	62,867	-	63,000	-	63,000
Net loss	-	-	-	(1,310,967)	(1,310,967)	(137,705)	(1,448,672)
Balance, March 31, 2026	405,515,747	$40,552	$46,683,721	$(50,178,586)	$(3,454,313)	$(238,860)	$(3,693,173)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Webstar Technology Group, Inc.

Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,448,672)	$(61,378)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of debt discount	638,424	-
Change in assets and liabilities:
Inventory	(60,000)	-
Deposits in conjunction with accrued expenses	(3,341)	-
Prepaid expenses and other current assets	(36,351)	5,250
Accounts payable	(205,655)	(5,029)
Accrued expenses – related party	75,000	-
Accrued interest	508,232	-
Accrued interest – related party	20,000	20,000
Other current liabilities	(545)	9,816
Net cash used in operating activities	(512,908)	(31,341)

Cash flows from financing activities:
Proceeds from convertible notes payable	755,600	8,000
Proceeds from promissory notes	56,000	49,800
Repayments from promissory notes	(262,992)	-
Repayments against advances from related parties	(38,700)	(26,220)
Net cash provided by financing activities	509,908	31,580

Net increase (decrease) in cash	(3,000)	239
Cash at beginning of the year	4,271	20
Cash at end of the year	$1,271	$259

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Conversion of convertible notes payable to common stock	$63,000	$8,000
Cancellation of common stock	$-	$200

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

Liquidity, Going Concern and Uncertainties

These financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of March 31, 2026, the Company had an accumulated deficit of $50,178,586, had a working capital deficit of $2,464,589 at March 31, 2026, had net losses of $1,448,672 and $61,378 for the three months ended March 31, 2026 and 2025, respectively, and net cash used in operating activities of $512,908 and $31,341 for the three months ended March 31, 2026 and 2025, respectively, with no revenue earned since inception, and a lack of operational history. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at March 31, 2026 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses, and due to stockholder approximate their fair value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025. There have been no transfers between levels.

Cash

The Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less. The Company had cash on hand of $1,271 and $4,271 at March 31, 2026 and December 31, 2025, respectively. The Company maintains its cash in banks and financial institutions that at times may exceed federally insured (FDIC) limits. At March 31, 2026 and December 31, 2025, the Company did not have any cash balances in excess of FDIC limits nor has the Company experienced any losses in such accounts through March 31, 2026.

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

At March 31, 2026 and December 31, 2025, the Company has no leased assets.

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

The Company had no revenues during the three months ended March 31, 2026 and 2025.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under ASU 2016-09 Improvements to Employee Share-Based Payment. During the three months ended March 31, 2026 and 2025, the Company did not grant any stock options.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At March 31, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

At March 31, 2026 and December 31, 2025, the Company had a convertible note payable outstanding with a related party. For the three months ended March 31, 2026 and 2025, the note was convertible into 100,000,000 shares of common stock (see Note 3). The dilutive securities have been excluded from loss per share as the inclusion would be anti-dilutive.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. There were no derivative financial instruments as of March 31, 2026 and December 31, 2025 and no charges or credits to income for the three months ended March 31, 2026 and 2025.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Such information should allow investors to better understand an entity’s performance, assess future cash flows, and compare performance over time and with other entities. The amendments will require public business entities to disclose in the notes to the financial statements, at each interim and annual reporting period, specific information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each expense caption presented on the face of the income statement, and the total amount of an entity’s selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on the financial statements.

Recently Issued Accounting Pronouncements –Adopted

In December 2023 FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollars and percentages. The guidance requires the rate reconciliation to include specific categories and provides further guidance on disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income (loss) from continuing operations by the applicable statutory rate. For entities reconciling to the US statutory rate of 21%, this would generally require disclosing any reconciling items that impact the rate by 1.05% or more. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The adoption of ASU 2023-09 did not have an impact on the Company’s financial statements.

In November 2023 the FASB issued ASU 2023-07 (“ASU 2023-07”), Segment Reporting – Improvements to Reportable Segment Disclosures. The ASU will now require public entities to disclose its significant segment expenses categories and amounts for each reportable segment. Under the ASU, a significant segment expense is an expense that is:

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Management Services Agreement

On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. This Agreement shall continue in effect until terminated by any party upon thirty (30) days’ written notice. The Company made no payments to Mr. Haynes during the year ended December 31, 2025. The cumulative amount accrued and unpaid at March 31, 2026 and December 31, 2025 related to Mr. Haynes was $311,500 and $250,000, respectively, and has been presented as due to related party on the accompanying balance sheets.

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

Due from Related Party

During the three months ended March 31, 2026 and 2025, the Company received no working capital advances and made repayments of $38,700 and $26,220, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due to related party of $132,326 and $107,126 at March 31, 2026 and December 31, 2025, respectively, and these advances have been presented as due to related party on the accompanying balance sheets.

Due to Stockholders

The Trust, controlled by Mr. James Owens, the founder, stockholder, and former chairman of the board of directors of the Company, advanced the Company money as needed for working capital needs. During the three months ended March 31, 2026 and 2025, the Trust loaned the Company for working capital needs of $0 and $2,110, paid expenses on behalf of the Company of $0 and $53,448, and had no repayments, respectively. These advances have no specific repayment terms and do not bear interest.

On June 3, 2024, the Board of Directors approved, and Mr. Owens agreed, to settle the agreement amount due to the Trust for working capital advances and consulting services totaling $359,240 with shares of common stock (see below for further details).

At March 31, 2026 and December 31, 2025, the balance remaining on the due to stockholder was $0 and $0, respectively, which has been reflected as due to stockholder on the accompanying condensed balance sheet.

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

During the three months ended March 31, 2026 and 2025, interest expense on the Note was $20,000 and $20,000, respectively.

At March 31, 2026 and December 31, 2025, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $155,358 and $135,358, respectively. At March 31, 2026, the Note and accrued interest are due on demand.

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

NOTE 4 – SHORT TERM LOANS PAYABLE

During the three months ended March 31, 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2026 and March 2027 for aggregate gross proceeds of $755,600. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the three months ended March 31, 2026 and 2025, several Notes totaling $63,000 and $8,000 were converted into 1,329,762 and 114,286, respectively, of the Company’s common shares. The Company has a balance owed of $898,480 and $205,880 at March 31, 2026 and December 31, 2025, respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 – PROMISSORY NOTES

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

Forge Atlanta

On March 25, 2026, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $7,200 ($6,000 cash was received) due July 31, 2026 which was issued at a $1,200 original issue discount from the face value of the investment agreement. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On February 17, 2026, Forge Atlanta entered into a promissory note with a third party of $50,000 bearing no interest and was due February 27, 2026. This note is currently in default. Upon an Event of Default, unpaid amounts shall bear interest at Thirty percent (30%) per annum.

During the year ended December 31, 2025, the Company entered into promissory notes with a third party totaling $300,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

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

On December 9, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $220,000 ($160,000 cash was received) due April 9, 2026 which was issued at a $60,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,909 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $49,091 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $80,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $360,000 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.0292% equity in the Forge Atlanta project and a cash-settled right to receive 0.0292% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On December 4, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $341,931 ($240,000 cash was received) due June 4, 2026 which was issued at a $101,931 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $15,039 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $86,892 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $64,918 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $375,082 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.034% equity in the Forge Atlanta project and a cash-settled right to receive 0.034% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall receive 300,000 common shares of Webstar, valued at $9,000 (based on the estimated fair value of the stock on the date of note) and is recorded as other current liabilities in the unaudited condensed consolidated Balance Sheets. Forge Atlanta recorded original issue discount accretion of $20,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The note was repaid as of January 7, 2026.

On September 19, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the unaudited condensed consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $440,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note. The note was repaid as of January 7, 2026.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At March 31, 2026 and December 31, 2025, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow Mr. Owens controls the votes provided by the Series A Preferred Stock (see Note 1).

Common Stock

At March 31, 2026 and December 31, 2025, the Company had 405,558,604 and 404,228,842 issued and 405,515,747 and 404,185,985 outstanding shares of common stock, respectively.

On August 27, 2024, the Company amended its articles of incorporation with the State of Wyoming and increased its authorized shares of common stock from 300,000,000 to 500,000,000 shares.

During the three months ended March 31, 2026, several convertible promissory notes totaling $63,000 were converted into 1,329,762 of the Company’s common shares (see Note 4).

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

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement (see Note 3).

As of March 31, 2026 and December 31, 2025, the Company has not issued a total of 1,415,476 common shares due to third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s issued shares balance of 405,558,604.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Three Months Ended March 31,
	2026	2025
Convertible note payable – related party	100,000,000	100,000,000
Convertible note payable	12,107,491	622,500
Total potentially dilutive shares	112,107,491	100,622,500

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025

Net loss attributable to the common stockholders	$(1,448,672)	$(61,378)

Basic weighted average outstanding shares of common stock	404,899,675	401,652,233
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	404,899,675	401,652,233

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

NOTE 8 – COMMITMENTS

Management Services Agreement

On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. This Agreement shall continue in effect until terminated by any party upon thirty (30) days’ written notice. The Company made no payments to Mr. Haynes during the year ended December 31, 2025. The cumulative amount accrued and unpaid at March 31, 2026 related to Mr. Haynes was $311,500.

NOTE 9 – SEGMENT REPORTING

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended March 31,
	2026	2025
Forge Atlanta
Revenue	$-	$-
Net sales	$-	$-
Expenses	1,377,053	-
Net loss	$(1,377,053)	$-

Total assets	$37,363,571	$-

Bear Village
Revenue	$-	$-
Net sales	$-	$-
Expenses	-	-
Net loss	$-	$-

Total assets	$-	$-

Consolidated
Revenue	$-	$-
Net sales	$-	$-
Expenses	1,448,672	61,378
Net loss	$(1,448,672)	$61,378

Total assets	$38,078,695	$15,358

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2026 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended March 31, 2026, except for the following:

Promissory Note

On April 10, 2026, the Company entered into a promissory note with a director of the Company for a principal amount of $70,500 ($50,000 cash was received) due April 23, 2026 which was issued at a $20,500 original issue discount from the face value of the promissory note. The note is in default and as provided in the note, the noteholder is entitled to a default charge of $500 plus interest will accrue at a rate of thirty-nine percent (39%). The Company is currently in discussions to restructure the terms of this note.

Short Term Loans Payable

Subsequent to March 31, 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in March 2027 for aggregate gross proceeds of $20,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.03 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the notes included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve certain risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 particularly under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factors Summary” sections.

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

Plan of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following discussion represents a comparison of our results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the periods shown in our audited condensed financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited condensed financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Three Months Ended March 31,
	2026	2025

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	152,746	41,378
Other expense	1,295,926	20,000
Net loss before income taxes	$1,448,672	$(61,378)

Net Revenues

For the three months ended March 31, 2026 and 2025, we had no revenues.

Cost of Sales

For the three months ended March 31, 2026 and 2025, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $111,368, or 269.1%, to $152,746 for three months ended March 31, 2026 from $41,378 for the three months ended March 31, 2025 primarily due to increases in consulting fees of $96,375, travel costs of $6,255, insurance costs of $26,044, rent of $5,484, and general and administration costs of $3,517, offset primarily by decreases in professional fees of $25,873 and investor relations costs of $434, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2026, we had general and administrative expenses of $152,746 primarily due to professional fees of $6,809, insurance costs of $26,044, rent expense of $6,069, travel costs of $6,255, investor relations costs of $1,925, consulting fees of $101,375, and general and administration costs of $4,269, as a result of adding administrative infrastructure for our anticipated business development.

For the three months ended March 31, 2025, we had general and administrative expenses of $41,378 primarily due to professional fees of $32,682, rent expense of $585, investor relations costs of $2,359, consulting fees of $5,000, and general and administration costs of $752, as a result of adding administrative infrastructure for our anticipated business development.

Other Expense

Other expense for the three months ended March 31, 2026 totaled $1,295,926 primarily due to interest expense, compared to other expense of $20,000 for the three months ended March 31, 2025 primarily due to interest expense.

Net loss before income taxes

Net loss before income taxes for the three months ended March 31, 2026 totaled $1,448,672 primarily due to (increases/decreases) in professional fees, investor relations costs, insurance costs, travel costs, consulting fees, rent, and general and administration costs compared to a loss of $61,378 for the three months ended March 31, 2025 primarily due to (increases/decreases) in compensation costs, professional fees, consulting fees, and travel costs.

Assets and Liabilities

Assets were $38,078,695 as of March 31, 2026. Assets consisted primarily of cash of $1,271, project development - related expenses of $3,370,470, land and land acquisition - related expenses of $34,658,198 (consisting primary of land purchases) and prepaid expenses of $48,756. Liabilities were $40,543,284 as of March 31, 2026. Liabilities consisted primarily of accounts payable of $88,668, accrued expenses of $300,000, due to related party of $179,174, short term notes payable of $898,480, promissory notes payable of $37,276,706, net of unamortized debt issuance costs of $42,425, liability for condominium of $1,128,584, less unamortized issuance costs of $191,416, convertible note payable – related party of $1,000,000, accrued interest of $621,258, accrued interest – related party of $155,358, long term notes payable of $100,000, and other current liabilities of $23,640.

Liquidity and Capital Resources

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $50,178,586 at March 31, 2026, had a working capital deficit of $2,464,589 and $1,622,583 at March 31, 2026 and December 31, 2025, respectively, had a net loss of $1,448,672 and $61,378 for the three months ended March 31, 2026 and 2025, respectively, and net cash used in operating activities of $512,908 and $31,341 for the three months ended March 31, 2026 and 2025, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

General – Overall, we had a decrease in cash flows for the three months ended March 31, 2026 of $3,000 resulting from cash used in operating activities of $512,908, offset partially by cash provided by financing activities of $509,908.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
	2026	2025

Net cash provided by (used in):
Operating activities	$(512,908)	$(31,341)
Investing activities	-	-
Financing activities	509,908	31,580
	$(3,000)	$239

Cash Flows from Operating Activities – For the three months ended March 31, 2026, net cash used in operating activities was $512,908 compared to net cash used in operating activities of $31,341 for the three months ended March 31, 2025. Net cash used in operating activities was primarily due to a net loss of $1,448,672 for three months ended March 31, 2026 and the changes in operating assets and liabilities of $297,340, primarily due to the changes in inventory of $60,000, deposits in conjunction with accrued expenses of $3,341, prepaid expenses of $36,351, accounts payable of $205,655, and other current liabilities of $545, offset primarily by accrued expenses of $75,000, accrued interest of $508,232, and accrued interest – related party of $20,000. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the accretion of debt discount of $638,424.

For the three months ended March 31, 2025, net cash used in operating activities of $31,341 was primarily due to a net loss of $61,378 and the changes in operating assets and liabilities of $30,037, primarily due to the changes in prepaid expenses of $5,250, other current liabilities of $9,816, and accrued interest – related party of $20,000, offset primarily by accounts payable of $5,029.

Cash Flows from Investing Activities – For the three months ended March 31, 2026 and 2025, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the three months ended March 31, 2026, net cash provided by financing activities was $509,908, due to proceeds from short term convertible notes of $755,600, proceeds from short term loans payable of $56,000, repayments of promissory notes of $262,992, and repayments of advance from related party of $38,700 compared to cash provided by financing activities for the three months ended March 31, 2025 of $31,580, due to proceeds from short term convertible notes of $8,000, proceeds from short term loans payable of $49,800, and repayments of advance from related party of $26,220.

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

Common Stock

During the three months ended March 31, 2026, several convertible promissory notes totaling $63,000 were converted into 1,329,762 of the Company’s common shares.

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

As of December 31, 2025, the Company has not issued a total of 1,415,476 common shares due to several third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 405,558,604.

Short Term Notes Payable

In April 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in March 2027 for aggregate gross proceeds of $20,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.03 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes.

During the three months ended March 31, 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2026 and March 2027 for aggregate gross proceeds of $755,600. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the three months ended March 31, 2026 and 2025, several Notes totaling $63,000 and $8,000 were converted into 1,329,762 and 114,286, respectively, of the Company’s common shares. The Company has a balance owed of $898,480 and $205,880 at March 31, 2026 and December 31, 2025, respectively.

Due from Related Party

During the three months ended March 31, 2026 and 2025, the Company received no working capital advances and made repayments of $38,700 and $26,220, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due to related party of $132,326 and $107,126 at March 31, 2026 and December 31, 2025, respectively, and these advances have been presented as due to related party on the accompanying balance sheets.

Promissory Note Payable

Webstar

On April 10, 2026, the Company entered into a promissory note with a director of the Company for a principal amount of $70,500 ($50,000 cash was received) due April 23, 2026 which was issued at a $20,500 original issue discount from the face value of the promissory note. The note is in default and as provided in the note, the noteholder is entitled to a default charge of $500 plus interest will accrue at a rate of thirty-nine percent (39%). The Company is currently in discussions to restructure the terms of this note

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

Forge Atlanta

On March 25, 2026, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $7,200 ($6,000 cash was received) due July 31, 2026 which was issued at a $1,200 original issue discount from the face value of the investment agreement. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On February 17, 2026, Forge Atlanta entered into a promissory note with a third party of $50,000 bearing no interest and was due February 27, 2026. This note is currently in default. Upon an Event of Default, unpaid amounts shall bear interest at Thirty percent (30%) per annum.

During the year ended December 31, 2025, the Company entered into promissory notes with a third party totaling $300,000 and is non-interest bearing. The promissory notes are due if Forge Atlanta does not acquire the land purchase as described in Note 1.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any transaction, agreement or other contractual arrangement with an entity under which it has:

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

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of March 31, 2026, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the 2027 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed financial statements for the three months ended March 31, 2026 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ending March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2026, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and September 2026 for aggregate gross proceeds of $24,000. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price between $0.025 and $0.07 per share into the Company’s common stock before any public offering. During the three months ended March 31, 2026, the Notes were converted into 471,429 of the Company’s common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities from the Federal Mine Safety and Health Administration, or MSHA, under the Federal Mine Safety and Health Act of 1977, or the Mine Act. During the quarter ended March 31, 2026, we did not have any projects that were in production and as such, were not subject to regulation by MSHA under the Mine Act.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Webstar Technology Group, Inc.

Dated: May 20, 2026	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: May 20, 2026
Ricardo H. Haynes

