Form 10-K/A
period 2025-12-31
Webstar Technology Group Inc.
filed 2026-10-15
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of October 7, 2026, there were 406,558,604 shares of common stock, par value $0.0001 per share and 1,000 shares of Series A Preferred Stock, $0.0001 par value per share of the registrant outstanding.

EXPLANATORY NOTE

This First Amended Annual Report on Form 10-K/A discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the fiscal years ended December 31, 2025 and 2024; previously filed on April 15, 2026 (the “Original Filing”). This restatement is necessary due to (1) the Company had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to a convertible note payable – related party plus accrued interest entered into with the Company’s previous CEO, Mr. James Owens, that may convert at a rate of $0.01 per share for the Company’s common stock. As a result, in fiscal year 2024, the Company classified the equity-linked financial instruments as derivative liabilities under ASC 815, Derivatives and Hedging, and recorded a derivative liability of $18,676,168. The Company will continue to recognize the convertible note payable – related party at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification are settled or the Company has sufficient authorized, unissued shares to settle such contracts with shares, (2) a correction to the classification of liabilities settled with shares of common stock originally recorded as a loss on extinguishment of debt with a related party of $4,021,910 in other expense in the Statement of Operations in the year ended December 31, 2024 to additional paid in capital in the Consolidated Balance Sheet as of December 31, 2024. The Company has also concluded that there was a material weakness in internal control over financial reporting as of December 31, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K/A and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K/A. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K/A and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K/A.

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

During the year ended December 31, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former Chairman of the Board of Directors and Chief Technology Officer, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller.

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

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts, ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024 (see Note 3). Bear Village is 100% owned by the Company. On August 20, 2025, the Company paid $32,285 for architect’s renderings on behalf of Bear Village.

As a result of the sale of the Preferred Stock, discussed above, the existing officers and directors of the Company, Mr. James Owens, Mr. Michael Hendrickson, Mr. Sanford Simon, and Mr. Don Roberts, were removed and replaced by the below as of June 14, 2024.

1

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

On April 29, 2025, the Company entered into an Agreement with Urbantec Development Partners, LLC (“Urbantec”) to form a Special Purpose Vehicle (“SPV”), named Forge Atlanta Asset Management LLC. (“Forge Atlanta”), a 10-acre mixed-use real estate development in Downtown Atlanta’s Castleberry Hill district. The Company and Urbantec will hold ownerships in Forge Atlanta of 90% and 10%, respectively, as amended on September 26, 2025, therefore, Urbantec is considered a related party.

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date (currently held in an escrow account). The scheduled closing date of the land purchase is November 25, 2025. In addition, upon closing of the land purchase, Forge Atlanta will pay Urbantec, a related party, the sum of $3,000,000 for land improvements. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000 and in June 2025, the Company paid the earnest money payment of $50,000 due at execution of the PSA.

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) is to paid as follows:

A.	Per the terms of the Modification, Forge has previously paid MCRR a total of $50,000 of which $35,000 shall be nonrefundable and shall be treated as a payment toward the Extension Fee and $15,000 has been paid as a nonrefundable reimbursement of MCRR's legal fees.

B.	$50,000 shall be paid by Forge to MCRR by close of business on June 2, 2026 as an additional payment toward the Extension Fee. As of September 9, 2026, the Company has paid this extension fee.

C.	A payment of $612,000 shall be paid by Forge to MCRR on or before June 30, 2026. The June 30, 2026 payment represents (i) $337,000 to be credited by MCRR against Accrued Interest, and (ii) $360,000 against the Extension Fee, less the total of $85,000 of Extension Fee previously noted in #A and #B above.As of September 23, 2026, the Company has paid $60,500 of the required Extension Fee of $275,000. As of the date of this filing, the Company has not paid the $337,000 Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

D.	If Forge is unable to make the full June 30, 2026 payment on or before June 30, 2026, Forge may defer the unpaid balance of the June 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before June 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“June 30 Deferral Option”). If Forge timely makes such $100,000 payment, then (i) the remaining balance of the June 30, 2026 payment in the amount of $512,000 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $337,000 of Accrued Interest and $175,000 of remaining Extension Fee. In the event that Forge exercises the June 30 Deferral Option, the aggregate amount of $185,000, consisting of the $35,000 Extension Fee payment in #A above, the $50,000 Extension Fee payment in #B above, and the $100,000 Extension Fee payment described in this Section #D, shall be deemed a non-creditable Extension Fee amount (the "Non- Creditable June Deferral Amount") and shall not be included in the Extension Fee Credit described in #J below. If Borrower fails to timely pay the $100,000 required to exercise this June Deferral Option, or fails to pay the Deferred June 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

E.	A payment of $348,500 shall be paid by Forge to MCRR on or before July 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

F.	If Forge is unable to make the full July 30, 2026 payment on or before July 30, 2026, Forge may defer the unpaid balance of the July 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before July 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“July Deferral Option”). If Borrower timely makes such $100,000 payment, then (i) the remaining balance of the July 30,2026 payment in the amount of $248,500 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $168,500 of Accrued Interest and $80,000 of remaining Extension Fee. In the event that Borrower exercises the July Deferral Option such $100,000 Extension Fee payment shall be deemed a non-creditable Extension Fee amount (the "Non-Creditable July Deferral Amount") and, together with the Non-Creditable June Deferral Amount, shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this July Deferral Option, or fails to pay the Deferred July 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

G.	A payment of $348,500 shall be paid by Forge to MCRR on or before August 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee; provided, however, that if Forge has exercised the June Deferral Option and/or the July Deferral Option, then the Deferred June 30 Balance and/or the Deferred July 30 Balance, as applicable, shall also be due and payable on August 30, 2026. For avoidance of doubt, if both deferral options are timely exercised, the total amount due on August 30, 2026 shall be $1,109,000, consisting of the $348,500 scheduled August 30 payment, the $512,000 Deferred June 30 Balance, and the $248,500 Deferred July 30 Balance. If Borrower fails to pay the balance due on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

H.	A payment of $517,000 shall be paid by Forge to MCRR on or before September 30, 2026, which shall consist of $337,000 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

I.	The Note principal and all remaining accrued but unpaid interest shall be due and payable on October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

J.	If the Note is paid in full on or before October 1, 2026, the amount then required to pay the Note in full shall be reduced by the amount of the Extension Fee that has actually been paid by Forge to MCRR, but only to the extent such amount is expressly creditable under this Modification. Any unpaid balance of the Extension Fee shall be waived if the Note is paid in full on or before October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

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

ITEM 1A. RISK FACTORS

Investment in our common stock involves a number of substantial risks. You should not invest in our stock unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this Annual Report on Form 10-K/A, the following factors should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. There are 405,558,604 shares of our common stock outstanding as of the date of this report. 179,979,148 of these shares are tradable without restriction. Given the lack of a trading history of our common stock, resale of even a small number of shares of our common stock may adversely affect the market price of our common stock.

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

Our amended and restated articles of incorporation as amended authorize the issuance of 500,000,000 shares of common stock. As of the date of this report, we had 405,558,604 shares of common stock outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Holders of Common Stock

As of September 30, 2026, there were 620 stockholders of record of our common stock.

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

Authorized Capital Stock

As of the date of this report, our authorized capital stock consists of (i) 500,000,000 shares of common stock, par value $0.0001 per share, and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share, of which 1,000 shares have been designated as Series A Preferred Stock. As of August 25, 2026, we had 405,558,604 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K/A. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

Webstar Technology Group, was incorporated in Wyoming on March 10, 2015. The Company was established for the operation of certain licensed and purchased software solutions. However, in June 2024 the new management team of Webstar Technology Group Inc. chose to expand the company’s footprint into the commercial real estate development & acquisitions space.

Restatements

We have become aware that we:

A)	had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to a convertible note payable – related party plus accrued interest entered into with the Company’s previous CEO, Mr. James Owens, that may convert at a rate of $0.01 per share for the Company’s common stock. As a result, in fiscal year 2024, the Company classified the equity-linked financial instruments as derivative liabilities under ASC 815, Derivatives and Hedging, and recorded a derivative liability of $18,676,168. The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2024.

B)	had failed to properly classify liabilities settled with shares of common stock of $4,021,910 for the year ended December 31, 2024. We previously classified the liabilities settled with shares of common stock as a component of other expense, a line item in the consolidated statements of operations of our previously issued consolidated financial statements and reclassified the liabilities settled with shares of common stock to additional paid in capital in the Consolidated Balance Sheet as of December 31, 2024.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2024, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for those periods should no longer be relied upon. Accordingly, we have restated our financial statements for the year ended December 31, 2024, included with this Amended Report.

Plan of Operations

Results of Operations for the years ended December 31, 2025 and 2024

The following discussion represents a comparison of our results of operations for the years ended December 31, 2025 and 2024. The results of operations for the periods shown in our audited consolidated financial statements are not necessarily indicative of operating results for the entire period. In the opinion of management, the audited consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position, results of operations and cash flows for the periods presented.

	Years Ended December 31,
	2025	2024 (Restated)

Net revenues	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses	3,730,831	398,058
Other (income) expense	(2,284,117)	18,756,168
Net loss before income taxes	$(1,446,714)	$(19,154,226)

Net Revenues

For the years ended December 31, 2025 and 2024, we had no revenues.

Cost of Sales

For the years ended December 31, 2025 and 2024, we had no cost of sales as we had no revenues.

Operating expenses

Operating expenses increased by $3,332,773, or 837.3%, to $3,730,831 for year ended December 31, 2025 from $398,058 for the year ended December 31, 2024 primarily due to increases in consulting fees of $3,443,499, professional fees of $82,054, investor relations costs of $28,426, travel costs of $3,318, rent of $4,565, and general and administration costs of $8,977, offset partially by compensation costs of $238,066, as a result of adding administrative infrastructure for our anticipated business development. The increase in consulting fees is primarily attributed to fees owed to Urbantec for land improvements prior to the Company owning the land. The decrease in compensation costs is primarily attributable to the decrease in salary and related expenses due to the Company’s former CEO and CFO resigning effective June 14, 2024 and March 4, 2024, respectively, and not being replaced full time employees.

For the year ended December 31, 2025, we had project related costs – related party of $3,000,000 and general and administrative expenses of $730,831 primarily due to professional fees of $102,655, rent expense of $4,565, investor relations costs of $28,426, consulting fees of $577,660, travel costs of $8,318, and general and administration costs of $9,207, as a result of adding administrative infrastructure for our anticipated business development.

For the year ended December 31, 2024, we had general and administrative expenses of $398,058 primarily due to professional fees of $20,601, compensation costs of $238,066, consulting fees of $134,161, travel costs of $5,000, and general and administration costs of $230, as a result of adding administrative infrastructure for our anticipated business development.

Other (Income) Expense

Other income for the year ended December 31, 2025 totaled $2,284,117 primarily due to the change in derivative liability of $2,878,181 and other income of $8,706, offset primarily by interest expense – original issue discount of $514,588, interest expense – related party of $80,000, and interest expense of $8,182, compared to other expense of $18,756,168 for the year ended December 31, 2024 primarily due to the change in derivative liability of $18,676,168 and interest expense – related party of $80,000.

Net loss before income taxes

Net loss before income taxes for the year ended December 31, 2025 totaled $1,446,714 primarily due to (increases/decreases) in derivative liability, professional fees, investor relations costs, consulting fees, travel, rent, and general and administration costs compared to a loss of $19,154,226 for the year ended December 31, 2024 primarily due to (increases/decreases) in derivative liability, professional fees, compensation costs, and consulting fees.

Assets and Liabilities

Assets were $35,098,965 as of December 31, 2025. Assets consisted primarily of cash of $4,271, due from related party of $107,126, project development - related expenses of $75,470, land and land acquisition - related expenses of $34,899,693 (consisting primary of land purchases), and prepaid expenses and other current assets of $12,405. Liabilities were $56,194,958 as of December 31, 2025. Liabilities consisted primarily of accounts payable of $294,323, accrued expenses of $3,341, due to related party of $250,000, derivative liability of $15,797,987, short term convertible notes payable of $191,380, promissory notes payable of $34,688,940, net of unamortized debt issuance costs of $135,983, promissory notes – related party of $3,000,000, liability for condominium of $584,918, net of unamortized debt issuance costs of $735,082, convertible note payable – related party of $1,014,500, accrued interest of $113,026, accrued interest – related party of $135,358, long term notes payable of $100,000, and other current liabilities of $21,185.

Liquidity, Going Concern and Uncertainties

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $63,337,851 at December 31, 2025, had a working capital deficit of $55,386,238 and $19,757,404 at December 31, 2025 and 2024, respectively, had a net loss of $1,446,714 and $19,154,226 for the years ended December 31, 2025 and 2024, respectively, and net cash used in operating activities of $17,865 and $111,934 for the years ended December 31, 2025 and 2024, respectively, with no revenue earned since inception, and a lack of operational history. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

General – Overall, we had an increase in cash flows for the year ended December 31, 2025 of $4,251 resulting from cash provided by financing activities of $864,287, offset partially by cash used in operating activities of $17,865 and cash used in investing activities of $842,171.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Years Ended December 31,
	2025	2024

Net cash provided by (used in):
Operating activities	$(17,865)	$(111,934)
Investing activities	(842,171)	-
Financing activities	864,287	111,784
	$4,251	$(150)

Cash Flows from Operating Activities – For the year ended December 31, 2025, net cash used in operating activities was $17,865 compared to net cash used in operations of $111,934 for the year ended December 31, 2024. Net cash used in operations was primarily due to a net loss of $1,446,714 for year ended December 31, 2025 and the changes in operating assets and liabilities of $657,664, primarily due to the changes in deposits in conjunction with accrued expense of $3,341, prepaid expenses and other current assets of $7,944, accounts payable of $289,294, accrued expenses – related party of $250,000, accrued interest of $113,026, accrued interest – related party of $80,000, and other current liabilities of $21,185, offset primarily by due from related party of $107,126. In addition, net cash used in operating activities includes adjustments to reconcile net profit from the accretion of original issuance costs of $649,366 and debt issued for project development - related expenses of $3,000,000, offset primarily by the change in derivative liability of $2,878,181.

For the year ended December 31, 2024, net cash used in operations was primarily due to a net loss of $19,154,226 and the changes in operating assets and liabilities of $306,124, primarily due to the changes in accrued payroll of $243,066, accrued interest – related party of $80,000, and accounts payable of $2,909, offset partially by the change in prepaid expenses of $19,851. In addition, net cash used in operating activities includes adjustments to reconcile net profit from consulting services added to due to stockholder of $60,000, and the change in derivative liability of $18,676,168.

Cash Flows from Investing Activities – For the year ended December 31, 2025, net cash used in investing activities was $842,171 was primarily due to project development – related expenses of $75,470 and land and land acquisition – related expenses of $766,701. For the year ended December 31, 2024, the Company had no cash flows from investing activities.

Cash Flows from Financing Activities – For the year ended December 31, 2025, net cash provided by financing activities was $864,287, due to proceeds from long term notes payable of $100,000, proceeds from short term convertible notes of $359,930, proceeds from short term loans payable of $504,000, capital contribution from shareholder of $125, proceeds from convertible notes payable - related party of $14,500, offset partially by repayments of convertible notes of $60,550, repayments of promissory notes of $12,500, and repayments of advances from a related party of $41,218, compared to cash provided by financing activities of $111,784 for the year ended December 31, 2024 due to advances from stockholders of $70,566 and advances from a related party of $41,218.

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

During the year ended December 31, 2025, a convertible promissory note totaling $3,000 was converted into 42,857 of the Company’s common shares. As of December 31, 2025, these shares have not been issued, therefore, the Company has presented these shares as common stock to be issued on under stockholders’ deficit in the accompanying balance sheets (see Note 4). On May 15, 2026, the Company issued these shares.

On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement.

As of December 31, 2025, the Company has not issued a total of 42,857 common shares due to several third parties. These shares are reflected the weighted-average shares outstanding and are included in the Company’s outstanding shares balance of 404,228,842.

Short Term Notes Payable

During the year ended December 31, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2026 for aggregate gross proceeds of $334,930 and had repayments totaling $60,550. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During the year ended December 31, 2025, several Notes were converted into 4,071,429 of the Company’s common shares. The Company has a balance owed of $191,380 and $0 at December 31, 2025 and 2024, respectively.

Subsequent to December 31, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2026 and January 2027 for aggregate gross proceeds of $755,600. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.20 per share into the Company’s common stock. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the Note holders may be entitled to take various actions, which may include the acceleration of amounts due under the Notes.

Due to Related Party

During the years ended December 31, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $151,344 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $107,126 and a balance owed to related party of $41,218 as of December 31, 2025 and 2024, respectively. On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes, the Company’s CEO. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. The Company has a balance due to related party of $250,000 and $0 as of December 31, 2025 and 2024, respectively. These advances total to a balance due to related party of $250,000 and $41,218 as of December 31, 2025 and 2024, respectively and have been presented as advance from related party on the accompanying balance sheets.

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

Forge Atlanta

During the year ended December 31, 2025, the Company entered into a promissory note with Urbantec, a related party, of $3,000,000, is non-interest bearing, and is recorded as project related costs – related party in the Consolidated Statements of Operations during the year ended December 31, 2025. The promissory note is due upon closing of the land purchase as described in Note 1.

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) is to paid as follows:

A.	Per the terms of the Modification, Forge has previously paid MCRR a total of $50,000 of which $35,000 shall be nonrefundable and shall be treated as a payment toward the Extension Fee and $15,000 has been paid as a nonrefundable reimbursement of MCRR's legal fees.

B.	$50,000 shall be paid by Forge to MCRR by close of business on June 2, 2026 as an additional payment toward the Extension Fee. As of September 9, 2026, the Company has paid this extension fee.

C.	A payment of $612,000 shall be paid by Forge to MCRR on or before June 30, 2026. The June 30, 2026 payment represents (i) $337,000 to be credited by MCRR against Accrued Interest, and (ii) $360,000 against the Extension Fee, less the total of $85,000 of Extension Fee previously noted in #A and #B above. As of September 23, 2026, the Company has paid $60,500 of the required Extension Fee of $275,000. As of the date of this filing, the Company has not paid the $337,000 Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

D.	If Forge is unable to make the full June 30, 2026 payment on or before June 30, 2026, Forge may defer the unpaid balance of the June 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before June 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“June 30 Deferral Option”). If Forge timely makes such $100,000 payment, then (i) the remaining balance of the June 30, 2026 payment in the amount of $512,000 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $337,000 of Accrued Interest and $175,000 of remaining Extension Fee. In the event that Forge exercises the June 30 Deferral Option, the aggregate amount of $185,000, consisting of the $35,000 Extension Fee payment in #A above, the $50,000 Extension Fee payment in #B above, and the $100,000 Extension Fee payment described in this Section #D, shall be deemed a non-creditable Extension Fee amount (the "Non- Creditable June Deferral Amount") and shall not be included in the Extension Fee Credit described in #J below. If Borrower fails to timely pay the $100,000 required to exercise this June Deferral Option, or fails to pay the Deferred June 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

E.	A payment of $348,500 shall be paid by Forge to MCRR on or before July 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

F.	If Forge is unable to make the full July 30, 2026 payment on or before July 30, 2026, Forge may defer the unpaid balance of the July 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before July 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“July Deferral Option”). If Borrower timely makes such $100,000 payment, then (i) the remaining balance of the July 30,2026 payment in the amount of $248,500 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $168,500 of Accrued Interest and $80,000 of remaining Extension Fee. In the event that Borrower exercises the July Deferral Option such $100,000 Extension Fee payment shall be deemed a non-creditable Extension Fee amount (the "Non-Creditable July Deferral Amount") and, together with the Non-Creditable June Deferral Amount, shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this July Deferral Option, or fails to pay the Deferred July 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

G.	A payment of $348,500 shall be paid by Forge to MCRR on or before August 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee; provided, however, that if Forge has exercised the June Deferral Option and/or the July Deferral Option, then the Deferred June 30 Balance and/or the Deferred July 30 Balance, as applicable, shall also be due and payable on August 30, 2026. For avoidance of doubt, if both deferral options are timely exercised, the total amount due on August 30, 2026 shall be $1,109,000, consisting of the $348,500 scheduled August 30 payment, the $512,000 Deferred June 30 Balance, and the $248,500 Deferred July 30 Balance. If Borrower fails to pay the balance due on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

H.	A payment of $517,000 shall be paid by Forge to MCRR on or before September 30, 2026, which shall consist of $337,000 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

I.	The Note principal and all remaining accrued but unpaid interest shall be due and payable on October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

J.	If the Note is paid in full on or before October 1, 2026, the amount then required to pay the Note in full shall be reduced by the amount of the Extension Fee that has actually been paid by Forge to MCRR, but only to the extent such amount is expressly creditable under this Modification. Any unpaid balance of the Extension Fee shall be waived if the Note is paid in full on or before October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

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

Subsequent to December 31, 2025, the Company entered into several investment agreements with third parties for a total principal amount of $63,500 ($55,000 cash was received) due at various dates from July 7, 2026 through August 31, 2026 which was issued at an $8,500 original issue discount from the face value of the investment agreement. The note is in default and the Company is currently in discussions to restructure the terms of this note.

On December 9, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $220,000 ($160,000 cash was deposited through Escrow and used for Land purchase financing) due April 9, 2026 which was issued at a $60,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,909 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $49,091 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $80,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $360,000 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.0292% equity in the Forge Atlanta project and a cash-settled right to receive 0.0292% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On December 4, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $341,931 ($240,000 cash was deposited through Escrow and used for Land purchase financing) due June 4, 2026 which was issued at a $101,931 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $15,039 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $86,892 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $64,918 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $375,082 as of December 31, 2025. In addition, the investment agreement provides the noteholder with 0.034% equity in the Forge Atlanta project and a cash-settled right to receive 0.034% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. Forge Atlanta recorded original issue discount accretion of $20,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. In addition, the note required 300,000 common shares to be transferred privately by a shareholder. The note was repaid as of January 7, 2026.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $440,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note. The note was repaid as of January 7, 2026.

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

Convertible Notes Payable – Eric Collins, the Company’s Chairman

During the year ended December 31, 2025, the Company authorized convertible promissory notes to Eric Collins, the Company’s Chairman, bearing no interest and are due and payable in December 2026 for aggregate gross proceeds of $14,500. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.03 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During year ended December 31, 2025, no Notes were converted into the Company’s common shares. The Company has a balance owed of $14,500 and $0 at December 31, 2025 and 2024, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The previously engaged independent registered public accounting firm, Pipara & Co LLP (“Former Auditor”), for the Company did not complete its audit procedures for the fiscal year ended December 31, 2025 and did not issue an audit report or opinion on the Company’s financial statements for such period.

The Company and the Former Auditor mutually agreed to discontinue the audit engagement prior to the issuance of an audit report.

During the period of engagement, there were discussions and differences in interpretation regarding the application of certain accounting principles, financial statement presentation, and audit procedures, including matters related to the classification, timing, and supporting documentation of certain obligations. These matters were not resolved to the satisfaction of the Former Auditor prior to the discontinuation of the engagement.

The Company has provided all requested documentation and continues to cooperate fully with audit requirements.

During the first quarter of 2026, the Company engaged Victor Mokuolu, CPA PLLC as its new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.

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

Identification of Material Weaknesses in Controls and Procedures

As a result of the misstatements in the financial statements for the year ended December 31, 2024, as described under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the year ended December 31, 2024 we have determined that we have a material weaknesses in our controls and procedures, as more fully described below.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.

We have become aware that we:

A)	had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to a convertible note payable – related party plus accrued interest entered into with the Company’s previous CEO, Mr. James Owens, that may convert at a rate of $0.01 per share for the Company’s common stock. As a result, in fiscal year 2024, the Company classified the equity-linked financial instruments as derivative liabilities under ASC 815, Derivatives and Hedging, and recorded a derivative liability of $18,676,168. The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2024.

B)	had failed to properly classify liabilities settled with shares of common stock of $4,021,910 for the year ended December 31, 2024. We previously classified the liabilities settled with shares of common stock as a component of other expense, a line item in the consolidated statements of operations of our previously issued consolidated financial statements and reclassified the liabilities settled with shares of common stock to additional paid in capital in the Consolidated Balance Sheet as of December 31, 2024.

As a result of identifying these errors, we concluded that accounting adjustments were necessary to correct the previously issued financial statements for the year ended December 31, 2024, and that the reports we filed with the SEC that included the financial statements that reported the erroneous information for those periods should no longer be relied upon. Accordingly, we have restated our financial statements for the year ended December 31, 2024, included with this Amended Report.

We determined that these failures and related restatements and reclassification demonstrated the following weakness in our internal control over financial reporting:

●	Accounting and Finance Personnel Weakness — As of the year ended December 31, 2024, the Company lacked appropriate resources within the accounting function. The accounting staff is comprised of few people and, as of December 31, 2024, the staff did not have an adequate number of personnel with the expertise and training to meet the Company’s reporting demands.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

During 2027, we plan to add experienced staff to the accounting department. During 2026 we will continue to assess the needs of our accounting department, hire additional staff as needed and monitor the staff’s continuing education. We believe that these factors will substantially decrease the possibility of the occurrence of errors in our financial statements.

We cannot assure you at this time that the actions and remediation efforts we have taken or ultimately will implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future. Our management, including our principal executive officer and principal accounting officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address all deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

The implementation of our remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract our officers and employees from the operation of our business. However, our management believes that these remediation efforts will be complete by the end of 2027.

With respect to the fiscal year ending December 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2024, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this Annual Report on Form 10-K/A. Each director is elected at our annual meeting of stockholders and holds office until his successor is elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

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

Corporate Governance

Our board of directors is comprised of four (4) non-independent director and two (2) independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity,

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024 whose compensation exceed $100,000, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2024.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2025 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Owens(1)	12/31/2025	-	-	-	-	-	-
	12/31/2024	1	-	-	-	-	1

Don D. Roberts(2)	12/31/2025	-	-	-	-	-	-
	12/31/2024	166,250	-	-	-	5,700	171,950

Harold E. Hutchins(3)	12/31/2025	-	-	-	-	-	-
	12/31/2024	59,452	-	-	-	2,000	362,000

Ricardo H. Haynes	12/31/2025	-	-	-	-	250,000	250,000
	12/31/2024	-	-	-	-	-	-

(1)	Chairman of the Board of Directors and Chief Technology Officer – on June 3, 2022 salary was amended to $1 from $350,000. All salary and other compensation amounts were previously accrued, not paid. Salary related obligations were settled with the CTO on June 3, 2022 through the issuance of a two-year convertible note payable.
(2)	Chief Executive Officer – All amounts accrued, not paid. These accrued obligations were assumed by an entity owned and controlled by Mr. Owens in 2024.
(3)	Chief Financial Officer – In 2024 and 2023, $0 and $30,400, respectively, was paid, and the remaining amounts not paid were accrued. These accrued obligations were assumed by an entity owned and controlled by Mr. Owens in 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of August 15, 2026, we had 405,558,604 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2026 for:

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

	Shares Beneficially Owned	Percentage of Shares(1)
Name of Beneficial Owner
Gary Lagrotteria	24,607,500	6.1%

Directors and Named Officers
Ricardo Haynes	10,309,592	2.5%
Thunder Energies Corporation	60,994,998	15.0
Marilyn Karpoff	1,192,857	0.3%
Donald Keer	16,000,000	3.9%
Gordon Clinkscale	333,334	0.1%
Eric Collins	7,000,000	1.7%
Lance Lehr	5,000,000	1.2%
All named executive officers and directors as a group (six persons)	100,830,781	24.9%

(1)	Based on 405,558,604 shares outstanding as of the date of this filing.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed through our fiscal year ends to the Company by its independent registered public accounting firms, Victor Mokuolu, CPA PLLC and Pipara & Co LLP, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2025	2024

Audit fees	$114,500	$45,655
Tax fees	-	-
Total	$114,500	$45,655

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Victor Mokuolu, CPA PLLC and Pipara & Co LLP, were compatible with the maintenance of the firm’s independence in the conduct of the audits.

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

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

EXHIBIT INDEX

Exhibit Number	Description

1	Auditor’s form 10K approval / Consent to file

3.1	Amended and Restated Articles of Incorporation filed on July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.2	Amended and Restated Bylaws effective as of March 23, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

3.3	Certificate of Designations of Preferences and Rights of Series A Preferred Stock of the registrant. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

3.4	Restated Certificate of Designations of Preferences and Rights of Series A Preferred Stock amended on June 14, 2022 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on June 14, 2022).

10.1+	Form of Executive Employment Agreement and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.2+	Form of Consulting Agreement and Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.3	Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as June 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.4	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.5	Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated October 26, 2017 to license the Warp-G software (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.6+	Form of Director Services Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.7	Form of Subscription Agreement for S-1 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.8+	Form of Amendment to Employment Agreement entered into between Webstar Technology Group, Inc. and Executive (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.9	Amendment dated May 12, 2018 to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on December 28, 2017).

10.10	Second Amendment to Intellectual Property Purchase Agreement between Webstar Networks Corporation and Webstar Technology Group, Inc. dated as of June 30, 2018 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.11	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Gigabyte Slayer software (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.12	Second Amended and Restated Letter of Intent between Soft Tech Development Corporation and Webstar Technology Group, Inc. dated September 28, 2018 to license the Warp-G software (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement (SEC File No. 333-222325) on Form S-1 filed with the SEC on October 30, 2018).

10.13	Form of Employment Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC on July 3, 2019).

10.14	Promissory Note Issued March 25, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 3, 2019).

10.15	Amendment to Promissory Note dated December 6, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 17, 2019).

10.16†	Employment Agreement between the registrant and James Owens dated January 1, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.17†	Employment Agreement between the registrant and Don Roberts dated January 1, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.18†	Employment Agreement between the registrant and Harold Hutchins dated January 1, 2020. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on For 8-K filed with the SEC March 3, 2020).

10.19	Assignment of All Employment and Consulting Agreements and Transfer and Assumption of All Liabilities Associated Therewith Agreement between the registrant and James Owens dated February 21, 2020. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC March 3, 2020).

10.20	Subscription Agreement between the registrant and James Owens for Series A Preferred Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.21	Subscription Agreement between the registrant and James Owens for Common Stock dated December 14, 2019. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on For 8-K filed with the SEC March 17, 2020).

10.22	Exclusive Technology Marketing and License Agreement dated April 21, 2020 by and between the Company and Soft Tech Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 23, 2020).

10.23+	Second Amended and Restated Marketing and License Agreement dated July 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 18, 2022).

10.24	Settlement Agreement to Compromise Debt dated June 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.25	Convertible Promissory Note dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.26+	Amended Executive Employment Agreement dated June 3, 2022 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 9, 2022).

10.27	Stock Option Grant to Officer dated December 9, 2021 (Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 13, 2021).

19.1*	Insider Trading Policy and 10b5-1 Plan Policy.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Webstar Technology Group, Inc.

Dated: October 15, 2026	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: October 15, 2026
Ricardo H. Haynes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Webstar Technology Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Webstar Technology Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024 (restated), the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 (restated), and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2024 Financial Statements

As discussed in Note 12 to the financial statements, the Company’s previously issued 2024 financial statements have been restated to correct misstatements. The 2024 financial statements, before the restatement, were audited by other auditors. We have reaudited the 2024 financial statements, as restated, and our opinion on those financial statements is based solely on our reaudit.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenue, incurred a net loss of $1,446,714 for the year ended December 31, 2025, and had a working capital deficit of $55,386,238 and an accumulated deficit of $63,337,851 as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Victor Mokuolu, CPA PLLC
We have served as the Company’s auditor since 2026.

Houston, Texas
October 15, 2026
PCAOB ID: 6771

Webstar Technology Group, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024 (Restated)
ASSETS
Current assets
Cash	$4,271	$20
Due from related party	107,126	-
Prepaid expenses and other current assets	12,405	20,349
Total current assets	123,802	20,369

Project development – related expenses	75,470	-
Land and land acquisition – related expenses	34,899,693	-
Total assets	$35,098,965	$20,369

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$294,323	$5,029
Accrued expenses	3,341	-
Derivative liability	15,797,987	18,676,168
Convertible notes payable – related party	1,014,500	1,000,000
Accrued interest on convertible notes payable – related party	135,358	55,358
Short term convertible notes payable	191,380	-
Promissory notes payable, less unamortized debt issuance costs of $135,983 and $0, respectively	34,688,940	-
Accrued interest on promissory notes payable	113,026	-
Promissory notes payable – related party	3,000,000	-
Due to related party	250,000	41,218
Other current liabilities	21,185	-
Total current liabilities	55,510,040	19,777,773

Long-term liabilities
Long term notes payable	100,000	-
Liability for condominium , less unamortized issuance costs of $735,082 and $0, respectively	584,918	-
Total long-term liabilities	684,918	-
Total liabilities	56,194,958	19,777,773

Commitments (Note 9)

Stockholders’ deficit
Preferred stock, $0.0001 par value; Authorized 1,000,000 shares; 1,000 designated Series A Preferred, 1,000 issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value; Authorized 500,000,000 shares; 404,228,842 and 402,114,556 issued and 404,185,985 and 402,114,556 outstanding as of December 31, 2025 and 2024, respectively	40,419	40,212
Additional paid-in-capital	42,598,944	42,494,026
Common stock to be issued	3,000	-
Accumulated deficit	(63,337,851)	(62,291,642)
Total Webstar stockholders’ deficit	(20,695,488)	(19,757,404)
Noncontrolling interest	(400,505)	-
Total stockholders’ deficit	(21,095,993)	(19,757,404)
Total liabilities and stockholders’ deficit	$35,098,965	$20,369

The accompanying notes are an integral part of these consolidated financial statements.

Webstar Technology Group, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024 (Restated)

Revenue	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses
Salaries and related expenses	-	243,066
Project related costs – related party	3,000,000	-
General and administrative	730,831	154,992
Total operating expenses	3,730,831	398,058
Operating loss	(3,730,831)	(398,058)
Other (income) expense:
Change in derivative liability	2,878,181	(18,676,168)
Interest expense – related party	(80,000)	(80,000)
Interest expense	(8,182)	-
Interest expense – original issuance costs	(514,588)	-
Other income	8,706
Total other (income) expense	2,284,117	(18,756,168)
Net loss	$(1,446,714)	$(19,154,226)

Less: net loss attributable to the noncontrolling interest	(400,505)	-
Net loss attributable to Webstar	$(1,046,209)	$(19,154,226)

Net loss per share, basic and diluted	$(0.00)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	403,041,762	363,536,764

The accompanying notes are an integral part of these consolidated financial statements.

Webstar Technology Group, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2025 and 2024 (Restated)

	Common Stock		Common Stock to be Issued		Additional Paid	Accumulated	Webstar Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit	Interest	Deficit
Balance, January 1, 2024	158,271,000	$15,827	-	$-	$38,750,207	$(43,137,416)	$(4,371,382)	$-	$(4,371,382)
Liabilities settled with shares of common stock	42,786,278	4,279	-	-	4,445,494	-	4,449,773	-	4,449,773
Liabilities assumed by related party	-	-	-	-	3,340,341	-	3,340,341	-	3,340,341
Exchange of common stock for intellectual property	201,057,278	20,106	-	-	(20,106)	-	-	-	-
Loss on extinguishment of debt with a related party	-	-	-	-	(4,021,910)	-	(4,021,910)	-	(4,021,910)
Net loss	-	-	-	-	-	(19,154,226)	(19,154,226)	-	(19,154,226)
Balance, December 31, 2024 (Restated)	402,114,556	$40,212	-	$-	$42,494,026	$(62,291,642)	$(19,757,404)	$-	$(19,757,404)

Balance, January 1, 2025	402,114,556	$40,212	-	$-	$42,494,026	$(62,291,642)	$(19,757,404)	$-	$(19,757,404)
									-
Cancellation of common stock	(2,000,000)	(200)	-	-	200	-	-	-	-
Conversion of convertible notes payable to common stock	4,071,429	407	-	-	104,593	-	105,000	-	105,000
Capital contribution by shareholder	-	-	-	-	125	-	125	-	125
Common stock to be issued	-	-	42,857	3,000	-	-	3,000	-	3,000
Net loss	-	-	-	-	-	(1,046,209)	(1,046,209)	(400,505)	(1,446,714)
Balance, December 31, 2025	404,185,985	$40,419	42,857	$3,000	$42,598,944	$(63,337,851)	$(20,695,488)	$(400,505)	$(21,095,993)

The accompanying notes are an integral part of these consolidated financial statements.

Webstar Technology Group, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024 (Restated)
Cash flows from operating activities:
Net loss	$(1,446,714)	$(19,154,226)
Adjustments to reconcile net loss to cash used in operating activities
Accretion of original issuance costs	649,366	-
Debt issued for project development - related expenses	3,000,000	-
Change in derivative liability	(2,878,181)	18,676,168
Consulting services added to due to stockholder	-	60,000
Change in assets and liabilities:
Due to related party	(107,126)	-
Deposits in conjunction with accrued expenses	3,341	-
Prepaid expenses and other current assets	7,944	(19,851)
Accounts payable	289,294	2,909
Accrued expenses – related party	250,000	-
Accrued interest	113,026	-
Accrued interest – related party	80,000	80,000
Accrued payroll	-	243,066
Other current liabilities	21,185	-
Net cash used in operating activities	(17,865)	(111,934)

Cash flows from investing activities:
Project development – related expense	(75,470)	-
Land and land acquisition – related expenses	(766,701)	-
Net cash used in investing activities	(842,171)	-

Cash flows from financing activities:
Proceeds from long term notes payable	100,000	-
Proceeds from convertible notes payable	359,930	-
Repayments from convertible notes payable	(60,550)	-
Proceeds from convertible notes payable - related party	14,500	-
Proceeds from promissory notes	504,000	-
Repayments from promissory notes	(12,500)	-
Capital contribution by shareholder	125	-
Advance from stockholders	-	70,566
Advance to related parties	(41,218)	41,218
Net cash provided by financing activities	864,287	111,784

Net increase (decrease) in cash	4,251	(150)
Cash at beginning of the year	20	170
Cash at end of the year	$4,271	$20

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities:
Value of condominiums in conjunction with notes payable	$1,320,000	$-
Conversion of convertible notes payable to common stock	$105,000	$-
Conversion of convertible notes payable to common stock to be issued	$3,000	$-
Cancellation of common stock	$200	$-
Original issue discount issued in conjunction with debt	$191,931	$-
Debt issued for land and land acquisition - related expenses	$34,899,693	$-
Debt issued for project development - related expenses	$3,000,000	$-
Accrued salaries and related expenses assumed by related party	$-	$3,317,472
Liabilities settled with shares of common stock	$-	$427,863
Shares issued to related parties for intellectual property	$-	$20,601

The accompanying notes are an integral part of these consolidated financial statements.

WEBSTAR TECHNOLOGY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024 (Restated)

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

During the year ended December 31, 2024, the Company entered into several material definitive agreements as summarized below:

1)	On June 14, 2024 (“Closing”), Mr. Ricardo Haynes, Mr. Eric Collins, Mr. Lance Lehr, Ms. Tori White and Mr. Donald Keer, each as an individual (the “Purchasers”) personally acquired 100% of the issued and outstanding shares of the Series A Preferred Stock (the “Preferred Stock”) of the Company from the Frank T. Perone Irrevocable Trust (“Trust”), a Florida trust (the “Seller”), a Trust controlled by Mr. James Owens the Company’s former Chairman of the Board of Directors and Chief Technology Officer, founder and majority stockholder. The Purchasers have agreed to purchase the Preferred Stock for $500,000 due as follows: $50,000 at the execution of the letter of intent, $125,000 at the Closing, and the remaining $325,000 ninety days after the Closing. The Preferred Stock will remain held in escrow until the final payment is remitted to the Seller.

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

2)	On June 21, 2024, the Company entered into a material definitive agreement with Electrical and Compression Optimization, Inc. (“ECO”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of contracts, with a net book value of zero, from the Company. In exchange for the acquisition of the contracts, ECO issued 201,057,278 common shares directly to the stockholders of record of the Company at the close of business June 21, 2024 on a one-to-one basis.

3)	One June 21, 2024, the Company entered into a material definitive agreement with Webnet Technologies Incorporated (“Webnet”), a Wyoming corporation owned and controlled by James Owens, for the acquisition of licenses for the use, development and commercialization of Gigabyte Slayer and WARP-G software. As consideration for the licenses, Webnet assumed liabilities of the Company, specifically related to accrued salaries and related expenses of $3,317,472 and a cash payment of $22,869 which was applied to Webstar’s accounts payable at the time of the same amount. Due to the related party nature of the transaction, the assumption of the liabilities has been recorded as an increase to additional paid in capital of $3,340,341.

4)	On June 24, 2024, the Company agreed to acquire the assets and intellectual property associated with the Bear Village, Inc. family resort developments from Thunder Energies Corporation, an entity owned and controlled by the Purchasers of the Company’s Preferred Stock. An asset sale agreement was executed on July 15, 2024 between the Company and the selling entity. Pursuant to the agreement, the Company agreed to issue the selling entity 201,057,278 shares of common as consideration for the assets acquired related to Bear Village, Inc. These shares were issued to the sellers on October 1, 2024 (see Note 3). Bear Village is 100% owned by the Company. On August 20, 2025, the Company paid $32,285 for architect’s renderings on behalf of Bear Village.

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

On May 1, 2025, Forge Atlanta signed a non-binding Letter of Intent to acquire and redevelop Forge Atlanta for a purchase price of $33,000,000. The property is being sold subject to a non-refundable earnest money payment of $50,000 due on or before May 5, 2025 (“LOI Fee”), an earnest money payment of $50,000 due at execution of the PSA, and an earnest money payment of $400,000 due 90 days from the PSA date (currently held in an escrow account). The scheduled closing date of the land purchase is November 25, 2025. In addition, upon closing of the land purchase, Forge Atlanta will pay Urbantec, a related party, the sum of $3,000,000 for land improvements. Forge Atlanta shall have the right to extend the closing date to February 6, 2026 by giving written notice to Seller on or before December 15, 2025 and paying a non-refundable fee of $150,000, which shall not be applied to the purchase price. On May 2, 2025, the Company paid the LOI Fee of $50,000 and in June 2025, the Company paid the earnest money payment of $50,000 due at execution of the PSA.

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) (see Note 11).

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The Company consolidates all entities that we control by ownership of a majority voting interest. The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Forge Atlanta. All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented.

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

Liquidity, Going Concern and Uncertainties

These consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. To date, the Company’s commercial operations have not generated sufficient revenues to enable profitability. As of December 31, 2025, the Company had an accumulated deficit of $63,337,851 and incurred a net loss of $1,446,714 for the year ended December 31, 2025. Also, the Company had cash used in operating activities of $17,865 for the year ended December 31, 2025, and the Company’s working capital deficit and cash on hand at December 31, 2025 was $55,386,238 and $4,271, respectively. Based on the current business plans and the Company’s operating requirements, management believes that the existing cash at December 31, 2025 will not be sufficient to fund operations for at least the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain of the Company’s estimates, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary. Significant estimates made by management include the valuation of deferred tax assets and the fair value of stock issued to settle liabilities.

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

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when we satisfy a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that we expect to receive in exchange for those services. At contract inception, the Company assesses the services promised in our contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company allocates a transaction price to respective performance obligations.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (ASU 2023-09), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends ASC 740 to enhance income tax transparency. The update requires:

●	Disaggregated categories and standardized quantitative and qualitative disclosures within the annual effective tax rate reconciliation.
●	Disaggregation of income taxes paid (net of refunds), broken down by federal, state, and foreign jurisdictions, as well as by individual significant foreign jurisdictions meeting a 5% quantitative threshold.
●	Disaggregation of pretax income (or loss) between domestic and foreign operations.

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

For option-based simple derivative financial instruments, the Company uses the Monte Carlo simulations to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has a balance for derivative financial instruments of $15,797,987 and $18,676,168 as of December 31, 2025 and 2024, respectively, and has a credit to income of $2,878,181 and has a no charge to income of $18,676,168, respectively, for the years ended December 31, 2025 and 2024, and have been presented as change in derivative liability in other expense on the accompanying consolidated statements of operations.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash or equity (such as warrants). These costs are amortized to interest expense through the maturity of the debt. If a conversion of the underlying debt occurs prior to maturity a proportionate share of the unamortized amounts is immediately expensed. Any unamortized debt issue costs and debt discount are presented net of the related debt on the audited consolidated balance sheets.

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

Recently Adopted Accounting Pronouncement

In August 2023, the FASB issued ASU 2023-05, “Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”), which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company adopted ASU No. 2023-05 and it did not have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to provide more disaggregated expense information about a public entity’s reportable segments. The amendments in this update should be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU No. 2023-07 and it did not have a material effect on the Company’s financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under the ASU, Public Business Entity ("PBE") must annually "(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate)." This guidance is effective for public companies for annual periods beginning after December 15, 2024. For other companies, the amendments are effective for annual periods beginning after December 15, 2025. The Company adopted ASU No. 2023-09 and it did not have a material effect on the Company’s consolidated financial statements or disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the guidance on ASC Topic 718 by illustrating how to apply the scope guidance to determine whether a profit interest award should be accounted for as a shared-based payment arrangement under ASC 718 or another accounting standard (e.g., employee profit-sharing arrangement under ASC 710). The ASU aims to reduce the complexity diversity in practice by adding an example to ASC 718 that describes four fact patterns and illustrates how an entity evaluates common terms and characteristics of profit interests and similar awards to reach a conclusion about whether an award meets the scope conditions in ASC 718-10-15-3. The ASU is effective for all public entities for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The Company adopted ASU No. 2024-01 and it did not have a material effect on the Company’s consolidated financial statements or disclosures.

NOTE 3 – RELATED PARTY TRANSACTIONS

Promissory Notes – Related Party

During the year ended December 31, 2025, the Company entered into a promissory note with Urbantec, a related party, of $3,000,000, is non-interest bearing, and is recorded as project related costs – related party in the Consolidated Statements of Operations during the year ended December 31, 2025. The promissory note is due upon closing of the land purchase as described in Note 1.

On July 22, 2025, the Company entered into a promissory note with a director, a related party, of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025. The note was repaid as of October 2, 2025.

In June 2025, the Company entered into a promissory note with a director, a related party, of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

Asset Purchase Agreement

On October 1, 2024, the Company acquired all of the intellectual property of Bear Village, Inc. (“Bear Village”) in exchange for 201,057,278 from Thunder Energies Corporation (“TEC”), an entity controlled by the Purchasers discussed in Note 1. Since the Company shares common ownership with TEC, the Company treated this transaction in accordance with ASC 805-50-30-5 and has recognized the purchased intellectual property at the carrying value recognized by TEC of $0, resulting in the Company recognizing $20,106 as a reduction of additional paid-in capital for the par value of the common stock issued to the Purchasers in the transaction. On March 6, 2025, the Company cancelled 2,000,000 shares of the Company’s common stock in conjunction with the Asset Purchase Agreement. Bear Village is 100% owned by the Company. On August 20, 2025, the Company paid $32,285 for architect’s renderings on behalf of Bear Village.

Due to Related Party

During the years ended December 31, 2025 and 2024, the Company received working capital advances of $3,000 and $0 and made repayments of $151,344 and $0, respectively, from an entity controlled by the Purchasers disclosed in Note 1. These advances have no specific repayment terms and do not bear interest. The Company has a balance due from related party of $107,126 and a balance owed to related party of $41,218 as of December 31, 2025 and 2024, respectively. On December 13, 2025, the Company entered into a Management Services Agreement (“Agreement”) with Mr. Haynes, the Company’s CEO. The Agreement allows for Mr. Haynes to receive a monthly compensation of $25,000 and retroactive compensation of $250,000. This Agreement shall continue in effect until terminated by any party upon thirty (30) days’ written notice. The Company made no payments to Mr. Haynes during the year ended December 31, 2025. The cumulative amount accrued and unpaid at December 31, 2025 related to Mr. Haynes was $250,000 has been presented as due to related party on the accompanying balance sheets. The Company has a balance due to related party of $250,000 and $0 as of December 31, 2025 and 2024, respectively. These advances total to a balance due to related party of $250,000 and $41,218 as of December 31, 2025 and 2024, respectively and have been presented as advance from related party on the accompanying balance sheets.

Convertible Notes Payable – Related Party

James Owens

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

As of December 31, 2025 and 2024, $1,000,000 of the Note’s principal remains outstanding and accrued interest of $135,358 and $55,358, respectively. At December 31, 2025, the Note and accrued interest are due on demand.

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

Eric Collins (the Company’s Chairman)

During the year ended December 31, 2025, the Company authorized convertible promissory notes to Eric Collins, the Company’s Chairman, bearing no interest and are due and payable in December 2026 for aggregate gross proceeds of $14,500. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of $0.03 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During year ended December 31, 2025, no Notes were converted into the Company’s common shares. The Company has a balance owed of $14,500 and $0 at December 31, 2025 and 2024, respectively.

Liabilities Settled with Shares of Common Stock

On June 3, 2024, the Board of Directors approved and Mr. Owens, as Trustee of the Trust, agreed to settle $427,863 of outstanding liabilities due to the Trust for working capital advances, consulting services and accrued interest on the Note with 42,786,278 shares of common stock. The fair value of the stock was $4,449,773 on the settlement date based on the stock’s market price. Therefore, the settlement of liabilities for common stock of $4,021,910 was recognized in additional paid in capital in the accompanying Consolidated Balance Sheet as of December 31, 2024.

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

NOTE 4 – SHORT TERM CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July and December 2026 for aggregate gross proceeds of $334,930 and had repayments totaling $60,550. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.08 per share into the Company’s common stock before any public offering. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the holders of the Notes may be entitled to take various actions, which may include the acceleration of amounts due under the Notes. During year ended December 31, 2025, several Notes were converted into 4,071,429 of the Company’s common shares. The Company has a balance owed of $191,380 and $0 at December 31, 2025 and 2024, respectively.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 –PROMISSORY NOTES

Webstar

On July 22, 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $12,500 ($10,000 cash was received) due September 30, 2025 which was issued at a $2,500 original issue discount from the face value of the promissory note. The Company recorded the original issue discount of $2,500 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025. The note was repaid as of October 2, 2025.

In June 2025, the Company entered into a promissory note with a director of the Company for a principal amount of $31,000 ($25,000 cash was received) due July 31, 2025 which was issued at a $6,000 original issue discount from the face value of the promissory note. In June and July 2025, the Company repaid the balance due on the promissory note of $31,000.

Forge Atlanta

During the year ended December 31, 2025, the Company entered into a promissory note with Urbantec, a related party, of $3,000,000, is non-interest bearing, and is recorded as project related costs – related party in the Consolidated Statements of Operations during the year ended December 31, 2025. The promissory note is payable upon closing of the land purchase as described in Note 1.

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note (“Note”) for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) (see Note 11).

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

On December 9, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $220,000 ($160,000 cash was deposited through Escrow and used for Land purchase financing) due April 9, 2026 which was issued at a $60,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,909 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $49,091 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $80,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $360,000 as of December 31, 2025. In addition, the investment agreement provides for an Equity Percentage entitling the holder to receive an amount equal to 0.0292% of the project's Net Operating Income (less condominium sale proceeds), subject to the terms of the agreement, together with a separate cash-settled right to receive 0.0292% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On December 4, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $341,931 ($240,000 cash was deposited through Escrow and used for Land purchase financing) due June 4, 2026 which was issued at a $101,931 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $15,039 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $86,892 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $64,918 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $375,082 as of December 31, 2025. In addition, the investment agreement provides for an Equity Percentage is entitling the holder to receive an amount equal to 0.034% of the project's Net Operating Income (less condominium sale proceeds), subject to the terms of the agreement, together with a separate cash-settled right to receive 0.034% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On September 12, 2025, Forge Atlanta entered into an investment agreement with a third party for a principal amount of $100,000 due September 2027 and bearing interest at 12%. In addition, the investment agreement provides the noteholder with 0.00028% equity in the Forge Atlanta project.

On September 17, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $120,000 ($100,000 cash was received) due October 31, 2025 which was issued at a $20,000 original issue discount from the face value of the investment agreement. Forge Atlanta recorded original issue discount accretion of $20,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. In addition, the note required 300,000 common shares to be transferred privately by a shareholder. The note was repaid as of January 7, 2026.

On September 19, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $110,000 ($100,000 cash was received) due November 30, 2025 which was issued at a $10,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $440,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $0 as of December 31, 2025. After the occurrence of a default as provided in the note, the noteholder shall retain the right to receive the condominium plus interest at 30% per annum on the note. The note was repaid as of January 7, 2026.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On March 16, 2020, the Company filed a Certificate of Designations (the “Certificate”) with the Secretary of State of Wyoming to amend its Articles of Incorporation to designate the Series A Preferred Stock as a series of preferred stock of the Company. 1,000 shares of Series A Preferred Stock are authorized in the Certificate. The Series A Preferred Stock has voting rights equivalent to three times the total voting power of the total common stock outstanding at any time. The Series A Preferred Stock has no transfer rights, no conversion rights, no dividends, and no liquidation preference. At December 31, 2025 and 2024, all 1,000 authorized Series A Preferred Stock are issued and outstanding and held in an escrow account. However, until the shares are released from escrow, the Bankruptcy Court controls the votes provided by the Series A Preferred Stock (see Note 1).

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

During the year ended December 31, 2025, convertible promissory notes totaling $3,000 were converted into 42,857 of the Company’s common shares. As of December 31, 2025, these shares have not been issued, therefore, the Company has presented these shares as common stock to be issued on under stockholders’ deficit in the accompanying balance sheets (see Note 4). On May 15, 2026, the Company issued these shares.

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

Income tax expense (benefit) consisted of the following:

	12/31/2025	12/31/2024 (Restated)
Current:
Federal	$-	$-
State and local	-	-
Total	-	-
Deferred:
Federal	2,493,320	1,585,092
State and local	486,803	321,404
Total	2,980,123	1,906,496
	(2,980,123)	(1,906,496)
Total expense	$-	$-

The effective tax rate on the net loss before income taxes differs from the U.S. and State statutory rates as follows:

	12/31/2025	12/31/2024 (Restated)
U.S statutory rate	21.0%	21.0%
Georgia state corporate income tax rate	4.1%	4.3%
Total statutory tax rates	25.1%	25.3%
Less valuation allowance	(25.1)%	(25.3)%
Net income tax rate	-	-

Major tax jurisdictions are the United States and Delaware. All of the tax years will remain open three and four years for examination by the Federal and state tax authorities, respectively, from the date of utilization of the net operating loss. There are no tax audits pending

At December 31, 2025, the Company has a tax loss carryover of approximately $2,980,000 available to offset future income for income tax reporting purposes. Loss carryovers of approximately $107,000 generated prior to January 1, 2018 begin to expire in 2025 through 2027. Loss carryovers of $2,873,000 generated in tax years 2018 – 2025 can be used indefinitely but have annual limitations of 80% of the Company’s taxable income applicable to tax years beginning after December 31, 2020. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	For the Years Ended December 31,
	2025	2024 (Restated)
Convertible note payable – related party	100,000,000	100,000,000
Convertible note payable	3,667,252	-
Total potentially dilutive shares	103,667,252	100,000,000

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
	2025	2024 (Restated)

Net loss attributable to the common stockholders	$(1,446,714)	$(19,154,226)

Basic weighted average outstanding shares of common stock	403,041,762	363,536,764
Dilutive effect of options and warrants	-	-
Diluted weighted average common stock and common stock equivalents	403,041,762	363,536,764

Loss per share:
Basic and diluted	$(0.00)	$(0.05)

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

Information on reportable segments and reconciliation to consolidated net income is as follows:

	2025	2024 (Restated)
Forge Atlanta
Revenue	$-	$-
Net sales	$-	$-
Expenses	4,005,053	-
Net loss	$(4,005,053)	$-

Total assets	$34,735,297	$-

Westar Technology Group
Revenue	$-	$-
Net sales	$-	$-
Expenses	229,469	19,154,226
Other income (primarily change in derivative liability)	(2,787,808)	-
Net loss	$2,558,339	$(19,154,226)

Total assets	$363,668	$20,369

Consolidated
Revenue	$-	$-
Net sales	$-	$-
Expenses	1,446,714	19,154,226
Net loss	$(1,446,714)	$(19,154,226)

Total assets	$35,098,965	$20,369

NOTE 12 – RESTATEMENT

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024, management determined that the Company:

A)	had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to a convertible note payable – related party plus accrued interest entered into with the Company’s previous CEO, Mr. James Owens, that may convert at a rate of $0.01 per share for the Company’s common stock. As a result, in fiscal year 2024, the Company classified the equity-linked financial instruments as derivative liabilities under ASC 815, Derivatives and Hedging, and recorded a derivative liability of $18,676,168. The error had a significant effect on our previously issued consolidated financial statements for the year ended December 31, 2024.

B)	had failed to properly classify liabilities settled with shares of common stock of $4,021,910 for the year ended December 31, 2024. We previously classified the liabilities settled with shares of common stock as a component of other expense, a line item in the consolidated statements of operations of our previously issued consolidated financial statements and reclassified the liabilities settled with shares of common stock to additional paid in capital in the Consolidated Balance Sheet as of December 31, 2024.

As a result of the above, the Company is restating its previously issued consolidated financial statements for the year ended 2024 to correct the errors noted above with the Securities and Exchange Commission within this Annual Report. Accordingly, the accompanying consolidated balance sheet and statements of operations for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of correction of derivative liability and liabilities settled with shares of common stock	As Previously Reported	As Restated	Retroactive Adjustment

At December 31, 2024

LIABILITIES
-Derivative liability	$-	$18,676,168	$18,676,168	(1)
-Total current liabilities	$1,101,605	$19,777,773	$18,676,168
-Total liabilities	$1,101,605	$19,777,773	$18,676,168

RETAINED EARNINGS/EQUITY
-Additional paid-in-capital	$46,515,936	$42,494,026	$(4,021,910)	(2)
-Accumulated deficit	$(47,637,384)	$(62,291,642)	$(14,654,258)
-Total stockholders’ deficit	$(1,081,236)	$(19,757,404)	$(18,676,168)

STATEMENT OF INCOME
Year Ended December 31, 2024

-Other (income) expense:
-Loss on extinguishment of debt with a related party	$(4,021,910)	$-	$(4,021,910)	(2)
-Change in derivative liability	$-	$18,676,168	$18,676,168	(1)
-Total other (income) expense	$(4,101,910)	$18,756,168	$(14,654,258)

-Income from operations before income taxes	$(4,499,968)	$(19,154,226)	$(14,654,258)
-Net loss	$(4,499,968)	$(19,154,226)	$(14,654,258)

STATEMENT OF STOCKHOLDERS’ EQUITY
At December 31, 2024
-Loss on extinguishment of debt with a related party	$-	$(4,021,910)	$(4,021,910)	(2)
-Net income	$(4,499,968)	$(19,154,226)	$(14,654,258)	(1), (2)
-Balance, December 31, 2024	$(1,081,236)	$(19,757,404)	$(18,676,168)

STATEMENT OF CASH FLOWS
Year Ended December 31, 2024
Cash Flows from Operating Activities
-Net loss	$(4,499,968)	$(19,154,226)	$(14,654,258)	(1), (2)
-Change in derivative liability	$-	$18,676,168	$(18,676,168)	(1)
-Loss on extinguishment of debt with a related party	$(4,021,910)	$-	$4,021,910	(2)

(1)	Period effect on results of operations for insufficient authorized shares to fully settle its equity-linked financial instruments
(2)	Period effect on results of operations for failed to properly classify liabilities settled with shares of common stock

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2025 up through the date the financial statements were available to be issued. During this period, the Company did not have any material recognizable subsequent events required to be disclosed as of and for the period ended December 31, 2025, except for the following:

Promissory Note

Subsequent to December 31, 2025, the Company authorized convertible promissory notes bearing no interest and are due and payable on various dates in July 2026 and January 2027 for aggregate gross proceeds of $767,800. The Notes allow for the Company to convert the outstanding principal amount into shares of the Company’s common stock should the Securities and Exchange Commission grant approval of the Company’s Regulation A Tier II offering of $7.00 per share. The holders of the Notes have the right, at the holder’s option, to convert the principal amount of these notes, in whole or in part, into fully paid and nonassessable shares at a conversion price of between $0.025 and $0.20 per share into the Company’s common stock. The Notes include customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the Note holders may be entitled to take various actions, which may include the acceleration of amounts due under the Notes.

Short Term Notes Payable

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

Subsequent to December 31, 2025, the Company entered into several investment agreements with third parties for a total principal amount of $63,500 ($55,000 cash was received) due at various dates from July 7, 2026 through August 31, 2026 which was issued at an $8,500 original issue discount from the face value of the investment agreement. The note is in default and the Company is currently in discussions to restructure the terms of this note.

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

MCRR Promissory Note

On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Purchase Money Promissory Note with MCRR matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) is to paid as follows:

1.	Per the terms of the Modification, Forge has previously paid MCRR a total of $50,000 of which $35,000 shall be nonrefundable and shall be treated as a payment toward the Extension Fee and $15,000 has been paid as a nonrefundable reimbursement of MCRR's legal fees.

2.	$50,000 shall be paid by Forge to MCRR by close of business on June 2, 2026 as an additional payment toward the Extension Fee. As of September 9, 2026, the Company has paid this extension fee.

3.	A payment of $612,000 shall be paid by Forge to MCRR on or before June 30, 2026. The June 30, 2026 payment represents (i) $337,000 to be credited by MCRR against Accrued Interest, and (ii) $360,000 against the Extension Fee, less the total of $85,000 of Extension Fee previously noted in #1 and #2 above. As of September 23, 2026, the Company has paid $60,500 of the required Extension Fee of $275,000. As of the date of this filing, the Company has not paid the $337,000 Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

4.	If Forge is unable to make the full June 30, 2026 payment on or before June 30, 2026, Forge may defer the unpaid balance of the June 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before June 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“June 30 Deferral Option”). If Forge timely makes such $100,000 payment, then (i) the remaining balance of the June 30, 2026 payment in the amount of $512,000 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $337,000 of Accrued Interest and $175,000 of remaining Extension Fee. In the event that Forge exercises the June 30 Deferral Option, the aggregate amount of $185,000, consisting of the $35,000 Extension Fee payment in #1 above, the $50,000 Extension Fee payment in #2 above, and the $100,000 Extension Fee payment described in this Section #4, shall be deemed a non-creditable Extension Fee amount (the "Non- Creditable June Deferral Amount") and shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this June Deferral Option, or fails to pay the Deferred June 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

5.	A payment of $348,500 shall be paid by Forge to MCRR on or before July 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

6.	If Forge is unable to make the full July 30, 2026 payment on or before July 30, 2026, Forge may defer the unpaid balance of the July 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before July 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“July Deferral Option”). If Borrower timely makes such $100,000 payment, then (i) the remaining balance of the July 30,2026 payment in the amount of $248,500 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $168,500 of Accrued Interest and $80,000 of remaining Extension Fee. In the event that Borrower exercises the July Deferral Option such $100,000 Extension Fee payment shall be deemed a non-creditable Extension Fee amount (the "Non-Creditable July Deferral Amount") and, together with the Non-Creditable June Deferral Amount, shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this July Deferral Option, or fails to pay the Deferred July 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

7.	A payment of $348,500 shall be paid by Forge to MCRR on or before August 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee; provided, however, that if Forge has exercised the June Deferral Option and/or the July Deferral Option, then the Deferred June 30 Balance and/or the Deferred July 30 Balance, as applicable, shall also be due and payable on August 30, 2026. For avoidance of doubt, if both deferral options are timely exercised, the total amount due on August 30, 2026 shall be $1,109,000, consisting of the $348,500 scheduled August 30 payment, the $512,000 Deferred June 30 Balance, and the $248,500 Deferred July 30 Balance. If Borrower fails to pay the balance due on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

8.	A payment of $517,000 shall be paid by Forge to MCRR on or before September 30, 2026, which shall consist of $337,000 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

9.	The Note principal and all remaining accrued but unpaid interest shall be due and payable on October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

10.	If the Note is paid in full on or before October 1, 2026, the amount then required to pay the Note in full shall be reduced by the amount of the Extension Fee that has actually been paid by Forge to MCRR, but only to the extent such amount is expressly creditable under this Modification. Any unpaid balance of the Extension Fee shall be waived if the Note is paid in full on or before October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

