Form 10-K/A
period 2025-12-31
Webstar Technology Group Inc.
filed 2026-10-20
CIK 1645155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Amendment No. 2 to Annual Report on Form 10-K/A
Fiscal Year Ended December 31, 2025

Webstar Technology Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to its Annual Report for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “Original Filing”), and subsequently amended on October 15, 2026 (“Amendment No. 1”).

Amendment No. 1 was filed to address certain financial statement restatements, accounting adjustments, and related disclosures, as described in the Explanatory Note accompanying that amendment.

At the time Amendment No. 1 was submitted on October 15, 2026, the SEC’s Electronic Data Gathering, Analysis, and Retrieval (“EDGAR”) system was experiencing a technical issue affecting submissions containing both embedded images and Inline extensible Business Reporting Language (“iXBRL”) tagging. This technical issue prevented the Company’s filing agent from successfully submitting the amendment with both components included.

To facilitate timely submission of Amendment No. 1, the Company authorized its filing agent to proceed without the iXBRL tagging component while the SEC worked to resolve the technical issue.

On October 16, 2026, the Company’s filing agent confirmed that the SEC had resolved the technical issue and that submissions incorporating both embedded images and iXBRL tagging could proceed.

Accordingly, the Company is filing this Second Amendment for the purpose of incorporating the required iXBRL tagging and associated interactive data files that were omitted from Amendment No. 1 as a result of the aforementioned technical issue.

The Second Amendment does not independently reflect any additional restatement or modification of the Company’s previously reported financial statements or disclosures, except as necessary to incorporate the iXBRL tagging and any other changes expressly identified herein.

The financial statement restatements, accounting adjustments, and related disclosures previously described in Amendment No. 1 remain applicable and are incorporated into this Second Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including currently dated certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as applicable.

Except as expressly described above, this Second Amendment does not otherwise update the disclosures contained in Amendment No. 1 for events occurring after the date of that filing.

Respectfully submitted

By:
Ricardo H. Haynes
CEO / President

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

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) is to paid as follows:

A.	Per the terms of the Modification, Forge has previously paid MCRR a total of $50,000 of which $35,000 shall be nonrefundable and shall be treated as a payment toward the Extension Fee and $15,000 has been paid as a nonrefundable reimbursement of MCRR’s legal fees.

B.	$50,000 shall be paid by Forge to MCRR by close of business on June 2, 2026 as an additional payment toward the Extension Fee. As of September 9, 2026, the Company has paid this extension fee.

C.	A payment of $612,000 shall be paid by Forge to MCRR on or before June 30, 2026. The June 30, 2026 payment represents (i) $337,000 to be credited by MCRR against Accrued Interest, and (ii) $360,000 against the Extension Fee, less the total of $85,000 of Extension Fee previously noted in #A and #B above.As of September 23, 2026, the Company has paid $60,500 of the required Extension Fee of $275,000. As of the date of this filing, the Company has not paid the $337,000 Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

D.	If Forge is unable to make the full June 30, 2026 payment on or before June 30, 2026, Forge may defer the unpaid balance of the June 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before June 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“June 30 Deferral Option”). If Forge timely makes such $100,000 payment, then (i) the remaining balance of the June 30, 2026 payment in the amount of $512,000 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $337,000 of Accrued Interest and $175,000 of remaining Extension Fee. In the event that Forge exercises the June 30 Deferral Option, the aggregate amount of $185,000, consisting of the $35,000 Extension Fee payment in #A above, the $50,000 Extension Fee payment in #B above, and the $100,000 Extension Fee payment described in this Section #D, shall be deemed a non-creditable Extension Fee amount (the “Non- Creditable June Deferral Amount”) and shall not be included in the Extension Fee Credit described in #J below. If Borrower fails to timely pay the $100,000 required to exercise this June Deferral Option, or fails to pay the Deferred June 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

E.	A payment of $348,500 shall be paid by Forge to MCRR on or before July 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

F.	If Forge is unable to make the full July 30, 2026 payment on or before July 30, 2026, Forge may defer the unpaid balance of the July 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before July 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“July Deferral Option”). If Borrower timely makes such $100,000 payment, then (i) the remaining balance of the July 30,2026 payment in the amount of $248,500 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $168,500 of Accrued Interest and $80,000 of remaining Extension Fee. In the event that Borrower exercises the July Deferral Option such $100,000 Extension Fee payment shall be deemed a non-creditable Extension Fee amount (the “Non-Creditable July Deferral Amount”) and, together with the Non-Creditable June Deferral Amount, shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this July Deferral Option, or fails to pay the Deferred July 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

G.	A payment of $348,500 shall be paid by Forge to MCRR on or before August 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee; provided, however, that if Forge has exercised the June Deferral Option and/or the July Deferral Option, then the Deferred June 30 Balance and/or the Deferred July 30 Balance, as applicable, shall also be due and payable on August 30, 2026. For avoidance of doubt, if both deferral options are timely exercised, the total amount due on August 30, 2026 shall be $1,109,000, consisting of the $348,500 scheduled August 30 payment, the $512,000 Deferred June 30 Balance, and the $248,500 Deferred July 30 Balance. If Borrower fails to pay the balance due on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

H.	A payment of $517,000 shall be paid by Forge to MCRR on or before September 30, 2026, which shall consist of $337,000 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

I.	The Note principal and all remaining accrued but unpaid interest shall be due and payable on October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

J.	If the Note is paid in full on or before October 1, 2026, the amount then required to pay the Note in full shall be reduced by the amount of the Extension Fee that has actually been paid by Forge to MCRR, but only to the extent such amount is expressly creditable under this Modification. Any unpaid balance of the Extension Fee shall be waived if the Note is paid in full on or before October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

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

On December 17, 2025, the Company entered into a Commercial Purchase and Sale Agreement, as amended (the “Purchase and Sale Agreement”) through its subsidiary Forge Atlanta (the “Purchaser”), with McCall Railroad, LLC (“MCRR” or the “Seller”) for commercial properties designated as Land Lots 84 and 85 of the 14th District, Fulton County, Georgia (the “Property”) for a total purchase price of $34,500,000 (the “Acquisition”). The Acquisition is part of the Company’s strategy to develop mixed-use commercial and residential complexes. The Company entered into two promissory notes with Seller as follows:

1.	Purchase Money Promissory Note for a principal amount of $33,700,000. The note bears interest at a rate of 6% per annum and is due March 2, 2026. As long as the Company is not in default of this or any other note, the note may be extended to April 1, 2026 with an extension fee of $150,000. On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Note matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) is to paid as follows:

A.	Per the terms of the Modification, Forge has previously paid MCRR a total of $50,000 of which $35,000 shall be nonrefundable and shall be treated as a payment toward the Extension Fee and $15,000 has been paid as a nonrefundable reimbursement of MCRR’s legal fees.

B.	$50,000 shall be paid by Forge to MCRR by close of business on June 2, 2026 as an additional payment toward the Extension Fee. As of September 9, 2026, the Company has paid this extension fee.

C.	A payment of $612,000 shall be paid by Forge to MCRR on or before June 30, 2026. The June 30, 2026 payment represents (i) $337,000 to be credited by MCRR against Accrued Interest, and (ii) $360,000 against the Extension Fee, less the total of $85,000 of Extension Fee previously noted in #A and #B above. As of September 23, 2026, the Company has paid $60,500 of the required Extension Fee of $275,000. As of the date of this filing, the Company has not paid the $337,000 Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

D.	If Forge is unable to make the full June 30, 2026 payment on or before June 30, 2026, Forge may defer the unpaid balance of the June 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before June 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“June 30 Deferral Option”). If Forge timely makes such $100,000 payment, then (i) the remaining balance of the June 30, 2026 payment in the amount of $512,000 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $337,000 of Accrued Interest and $175,000 of remaining Extension Fee. In the event that Forge exercises the June 30 Deferral Option, the aggregate amount of $185,000, consisting of the $35,000 Extension Fee payment in #A above, the $50,000 Extension Fee payment in #B above, and the $100,000 Extension Fee payment described in this Section #D, shall be deemed a non-creditable Extension Fee amount (the “Non- Creditable June Deferral Amount”) and shall not be included in the Extension Fee Credit described in #J below. If Borrower fails to timely pay the $100,000 required to exercise this June Deferral Option, or fails to pay the Deferred June 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

E.	A payment of $348,500 shall be paid by Forge to MCRR on or before July 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

F.	If Forge is unable to make the full July 30, 2026 payment on or before July 30, 2026, Forge may defer the unpaid balance of the July 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before July 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“July Deferral Option”). If Borrower timely makes such $100,000 payment, then (i) the remaining balance of the July 30,2026 payment in the amount of $248,500 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $168,500 of Accrued Interest and $80,000 of remaining Extension Fee. In the event that Borrower exercises the July Deferral Option such $100,000 Extension Fee payment shall be deemed a non-creditable Extension Fee amount (the “Non-Creditable July Deferral Amount”) and, together with the Non-Creditable June Deferral Amount, shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this July Deferral Option, or fails to pay the Deferred July 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

G.	A payment of $348,500 shall be paid by Forge to MCRR on or before August 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee; provided, however, that if Forge has exercised the June Deferral Option and/or the July Deferral Option, then the Deferred June 30 Balance and/or the Deferred July 30 Balance, as applicable, shall also be due and payable on August 30, 2026. For avoidance of doubt, if both deferral options are timely exercised, the total amount due on August 30, 2026 shall be $1,109,000, consisting of the $348,500 scheduled August 30 payment, the $512,000 Deferred June 30 Balance, and the $248,500 Deferred July 30 Balance. If Borrower fails to pay the balance due on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

H.	A payment of $517,000 shall be paid by Forge to MCRR on or before September 30, 2026, which shall consist of $337,000 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

I.	The Note principal and all remaining accrued but unpaid interest shall be due and payable on October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

J.	If the Note is paid in full on or before October 1, 2026, the amount then required to pay the Note in full shall be reduced by the amount of the Extension Fee that has actually been paid by Forge to MCRR, but only to the extent such amount is expressly creditable under this Modification. Any unpaid balance of the Extension Fee shall be waived if the Note is paid in full on or before October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

2.	Short Term Promissory Note for a principal amount of approximately $32,992 due December 29, 2025 and is non-interest bearing. The note is personally guaranteed by the Company’s CEO. The note was repaid as of January 7, 2026.

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

Identification of Material Weaknesses in Controls and Procedures

As a result of the misstatements in the financial statements for the year ended December 31, 2024, as described under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatements, and in connection with the evaluation of our controls and procedures for the year ended December 31, 2024 we have determined that we have a material weaknesses in our controls and procedures, as more fully described below.

A material weakness in internal control over financial reporting is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

Webstar Technology Group, Inc.

Dated: October 19, 2026	By:	/s/ Ricardo H. Haynes
Ricardo H. Haynes
Chief Executive Officer and Principal Financial and Accounting Officer (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title and Date

/s/ Ricardo H. Haynes	Director Dated: October 19, 2026
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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under the ASU, Public Business Entity (“PBE”) must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” This guidance is effective for public companies for annual periods beginning after December 15, 2024. For other companies, the amendments are effective for annual periods beginning after December 15, 2025. The Company adopted ASU No. 2023-09 and it did not have a material effect on the Company’s consolidated financial statements or disclosures.

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

On December 9, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $220,000 ($160,000 cash was deposited through Escrow and used for Land purchase financing) due April 9, 2026 which was issued at a $60,000 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $10,909 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $49,091 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $80,000 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $360,000 as of December 31, 2025. In addition, the investment agreement provides for an Equity Percentage entitling the holder to receive an amount equal to 0.0292% of the project’s Net Operating Income (less condominium sale proceeds), subject to the terms of the agreement, together with a separate cash-settled right to receive 0.0292% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

On December 4, 2025, the Forge Atlanta entered into an investment agreement with a third party for a principal amount of $341,931 ($240,000 cash was deposited through Escrow and used for Land purchase financing) due June 4, 2026 which was issued at a $101,931 original issue discount from the face value of the investment agreement. In addition, the note holder shall be entitled to receive one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project, valued at $440,000 (based on the estimated cost of one (1) one bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of the note). Forge Atlanta recorded original issue discount accretion of $15,039 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $86,892 as of December 31, 2025. The bedroom condominium unit in Phase 1 of the Forge Atlanta project on the date of grant of $440,000 was recorded as $440,000 to liability for condominium in the audited consolidated Balance Sheets and was issued at a $440,000 original issue discount from the face value. Forge Atlanta recorded original issue discount accretion of $64,918 to interest expense – original issue discount in the Statements of Operations during the year ended December 31, 2025 and has an unamortized original issue discount of $375,082 as of December 31, 2025. In addition, the investment agreement provides for an Equity Percentage is entitling the holder to receive an amount equal to 0.034% of the project’s Net Operating Income (less condominium sale proceeds), subject to the terms of the agreement, together with a separate cash-settled right to receive 0.034% of the net revenue generated by the Forge Atlanta project. The note includes customary events of default, including, among other things, payment defaults and certain events of bankruptcy. If such an event of default occurs, the note holder may be entitled to take various actions, which may include the acceleration of amounts due under the note.

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

MCRR Promissory Note

On February 17, 2026, the Company paid the extension fee of $150,000 to MCRR. On April 1, 2026, the Purchase Money Promissory Note with MCRR matured and was in default. On May 27, 2026, the Company entered into a Modification Agreement (“Modification”) in which the Purchase Money Promissory Note is extended to October 1, 2026 and a total of $1,011,000 of interest (“Accrued Interest”) and a total of $900,000 of extension fee (“Extension Fee”) is to paid as follows:

1.	Per the terms of the Modification, Forge has previously paid MCRR a total of $50,000 of which $35,000 shall be nonrefundable and shall be treated as a payment toward the Extension Fee and $15,000 has been paid as a nonrefundable reimbursement of MCRR’s legal fees.

2.	$50,000 shall be paid by Forge to MCRR by close of business on June 2, 2026 as an additional payment toward the Extension Fee. As of September 9, 2026, the Company has paid this extension fee.

3.	A payment of $612,000 shall be paid by Forge to MCRR on or before June 30, 2026. The June 30, 2026 payment represents (i) $337,000 to be credited by MCRR against Accrued Interest, and (ii) $360,000 against the Extension Fee, less the total of $85,000 of Extension Fee previously noted in #1 and #2 above. As of September 23, 2026, the Company has paid $60,500 of the required Extension Fee of $275,000. As of the date of this filing, the Company has not paid the $337,000 Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

4.	If Forge is unable to make the full June 30, 2026 payment on or before June 30, 2026, Forge may defer the unpaid balance of the June 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before June 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“June 30 Deferral Option”). If Forge timely makes such $100,000 payment, then (i) the remaining balance of the June 30, 2026 payment in the amount of $512,000 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $337,000 of Accrued Interest and $175,000 of remaining Extension Fee. In the event that Forge exercises the June 30 Deferral Option, the aggregate amount of $185,000, consisting of the $35,000 Extension Fee payment in #1 above, the $50,000 Extension Fee payment in #2 above, and the $100,000 Extension Fee payment described in this Section #4, shall be deemed a non-creditable Extension Fee amount (the “Non- Creditable June Deferral Amount”) and shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this June Deferral Option, or fails to pay the Deferred June 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

5.	A payment of $348,500 shall be paid by Forge to MCRR on or before July 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

6.	If Forge is unable to make the full July 30, 2026 payment on or before July 30, 2026, Forge may defer the unpaid balance of the July 30, 2026 payment to August 30, 2026 by paying MCRR $100,000 on or before July 30, 2026, which payment shall be treated as a payment toward the Extension Fee (“July Deferral Option”). If Borrower timely makes such $100,000 payment, then (i) the remaining balance of the July 30,2026 payment in the amount of $248,500 shall be due and payable on August 30, 2026, in addition to all other amounts then due, and shall consist of $168,500 of Accrued Interest and $80,000 of remaining Extension Fee. In the event that Borrower exercises the July Deferral Option such $100,000 Extension Fee payment shall be deemed a non-creditable Extension Fee amount (the “Non-Creditable July Deferral Amount”) and, together with the Non-Creditable June Deferral Amount, shall not be included in the Extension Fee Credit described in #10 below. If Borrower fails to timely pay the $100,000 required to exercise this July Deferral Option, or fails to pay the Deferred July 30 Balance on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

7.	A payment of $348,500 shall be paid by Forge to MCRR on or before August 30, 2026, which shall consist of $168,500 to be credited against Accrued Interest and $180,000 of the Extension Fee; provided, however, that if Forge has exercised the June Deferral Option and/or the July Deferral Option, then the Deferred June 30 Balance and/or the Deferred July 30 Balance, as applicable, shall also be due and payable on August 30, 2026. For avoidance of doubt, if both deferral options are timely exercised, the total amount due on August 30, 2026 shall be $1,109,000, consisting of the $348,500 scheduled August 30 payment, the $512,000 Deferred June 30 Balance, and the $248,500 Deferred July 30 Balance. If Borrower fails to pay the balance due on August 30, 2026, such failure shall constitute a default under this Modification and the Loan Documents. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

8.	A payment of $517,000 shall be paid by Forge to MCRR on or before September 30, 2026, which shall consist of $337,000 to be credited against Accrued Interest and $180,000 of the Extension Fee. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

9.	The Note principal and all remaining accrued but unpaid interest shall be due and payable on October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

10.	If the Note is paid in full on or before October 1, 2026, the amount then required to pay the Note in full shall be reduced by the amount of the Extension Fee that has actually been paid by Forge to MCRR, but only to the extent such amount is expressly creditable under this Modification. Any unpaid balance of the Extension Fee shall be waived if the Note is paid in full on or before October 1, 2026. As of the date of this filing, the Company has not made any additional payments toward the Extension Fee or Accrued Interest payment. MCRR has not informed the Company is that it is in default of the Note and has extended the grace period to allow the Company to become current with the Note. The grace period is not yet determined based on confirmation that the Company can obtain the necessary funding to make the required Modification payments.

